Form 10KSB
period 2001-12-31
SPANTEL COMMUNICATIONS INC
filed 2002-06-10
CIK 932818

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                             COMMISSION FILE NUMBER
                                     0-25124

                           SPANTEL COMMUNICATIONS INC.
                           (Formerly Receptagen Ltd.)
                              A Florida Corporation
                 (Name of small business issuer in its charter)


                            1061 North Venetian Drive
                                 Miami, Florida

                         Telephone Number (305) 586-3937

Securities registered under Section 12(g) of the Exchange Act: Common Stock (no par value).


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ ] NO [X]

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANTS KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENT INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:      $7,418,194

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES AS OF DECEMBER 31, 2001: NONE
          ----

AS OF DECEMBER 31, 2001, THERE ARE 17,693,636 SHARES OF COMMON STOCK OUTSTANDING. THE ISSUER HAS NO OTHER CLASSES OF STOCK OUTSTANDING.

                        2001 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                     PART I

Item 1.          Description of Business

Item 2.          Description of Property

Item 3.          Legal Proceedings

Item 4.          Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.          Market for Common Equity and Related Stockholder Matters

Item 6.          Management's Discussion and Analysis or Plan of Operation

Item 7.          Financial Statements

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosures

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Item 10.         Executive Compensation

Item 11.         Security Ownership of Certain Beneficial Owners and Management

Item 12.         Certain Relationships and Related Transactions

Item 13.         Exhibits, List and Reports on Form 8-K

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         A.       BUSINESS DEVELOPMENT

We were incorporated pursuant to the Canada Business Corporations Act on May 17, 1984 under the name 133,166 Canada Inc and subsequently changed our name, as follows:

Effective Date of Name Change            New Name
-----------------------------            --------
October 28, 1986                         Eleven Business Acquisitions, Inc.
July 23, 1990                            Ivana Capital Corporation
September 29, 1992                       First Ivana Technologies Ltd.
March 30, 1993                           VitaMed Biopharmaceuticals Ltd.
July 12, 1993                            Receptagen Ltd.
October 30, 2001                         Spantel Communications, Inc.

We are a reporting issuer and our common shares have been listed on the OTC.BB under the symbol SPAL. Our shares have not received clearance for trading by NASDAQ.

Reverse Take-Over of Spantel Communications, Inc. ("the Transaction"):

On July 12, 2001, our shareholders approved the Transaction at a shareholder's meeting duly held in accordance with applicable law. The terms of the Transaction called for the acquisition by us of all (100%) of the issued and outstanding common shares of Spantel Communications Inc. BVI ("SCI"). SCI is a British Virgin Islands company which is the parent company of Spantel 2000 S.A., a Spanish company engaged in the business of providing long-distance telephone service in Spain.

Pursuant to and as a condition of the Transaction, we issued 16,500,000 post-consolidated common shares to the shareholders of SCI in exchange for 100% of the SCI common shares. An additional condition of the Transaction was a settlement of certain obligations, whereby we eliminated $528,399 of our outstanding debt.

Additionally, a 10:1 share consolidation took place on October 16, 2001, prior to the acquisition of SCI, as approved at the shareholder's meeting held on July 12, 2001. As a result of the 10:1 share consolidation, we had 1,193,636 common shares issued and outstanding immediately prior to the issuance of a further 16,500,000 common shares for the acquisition of SCI.

Prior to the shareholder's meeting, all of our shareholders received a Management Information Circular which provided information to enable our shareholders to make informed decisions concerning the Transaction.

Domestication in the State of Florida

On October 18, 2001, we completed our domestication and incorporation in the State of Florida, transferring our charter from Canadian federal jurisdiction.

Name Change

On October 18, 2001 we filed appropriate documents with the State of Florida changing our name from Receptagen Ltd. to "Spantel Communications, Inc." The name change became effective on October 30, 2001.

         B. BUSINESS OF ISSUER

Products and Services

We are a provider of discount long distance telephone service and are headquartered in Madrid, Spain. We market our services primarily to a broad base of customers that includes small to medium enterprises and larger corporations, governmental entities, educational institutions, and residential consumers. We have been created with the mission of becoming the leading alternative operator in the Spanish telecommunications market.

We believe that we will become the industry leader by (1) developing, marketing and delivering the premier discount long distance service in the industry through our sales and service-driven organization; and (2) leveraging our industry experience and strategic relationships within the telecommunications arena to provide us with competitive advantages in the areas of telecommunications acquisition and distribution, call management and maintenance, sales, marketing and customer services. Our philosophy is to grow our business by investing in marketing, and delivering our services rather than investing substantial resources in costly centralized facilities or buying market share through premium-priced acquisitions.

We have ancillary proprietary products and services to enhance our customer base in order to achieve maximum penetration and revenue. These products and services include (1) SPANSURF.COM(R), our free Internet Service Provider and Portal, (2) SPANTECNICA(R), a service providing in-house technical support and equipment sales/installations of telephone equipment and end user systems, and (3) SPANPOWER(R), a discount residential electricity provider serving the one-kilowatt market (which will be available upon deregulation in approximately 12 months).

We have conducted substantial research of the discount long distance industry. We have also engaged various professionals to assist us in areas of industry and competitive analysis, strategy formulation and corporate development. In a short period of time, we have attracted a well-regarded and experienced management team and board of directors with executive management and entrepreneurial credentials as well as significant telecommunications industry experience. We have also developed several strategic relationships within the industry that we believe uniquely position us to capitalize on the growing demand for discount long distance services.

Customers

Our prospective customer base is essentially comprised of anyone who has a fixed line telephone in Spain. Customers are small and large businesses, government agencies, single family residences and resort facilities. Currently, the customer base is represented as follows:

------------------- -------------------------------------- ----------------------------------
Type                Customers                              Typical Application
------------------- -------------------------------------- ----------------------------------
Residential         Single Family Homes, Apartments        Personal calling-provincial,
                                                           interprovincial & international
                                                           calling cards
------------------- -------------------------------------- ----------------------------------
Commercial          Mall stores, restaurants, and          Personal calling-provincial &
                    service stations, homebuilders,        interprovincial, voice data, video
                    general, mechanical, electrical and    conferencing, calling cards
                    plumbing contractors, trucking
                    companies, manufacturing companies,
                    farming and agricultural companies
------------------- -------------------------------------- ----------------------------------
Government          Military, federal, state, country,     Personal calling-provincial &
                    and local agencies, hospitals,         interprovincial, voice data, video
                    medical centers, universities and      conferencing, calling cards
                    schools
------------------- -------------------------------------- ----------------------------------

Competition

Telefonica has monopolized the telecommunications industry in Spain since phone service was established approximately 75 years ago. Between 1924 and 1999 telecommunications costs in Spain were some of the highest in all of Europe and probably would have remained there had it not been for the creation of the European Union. In the 1990's many of Europe's premier countries agreed to major changes in the way the countries were governed and how businesses were operated as a condition of entry. Utilities, such as telephone companies were the first to be deregulated in order to rid the countries of costly monopolies that hinder economic growth. Competition in long distance telecommunications has been proven all over the world to lower prices and increase the services available.

The telecommunications industry consists of numerous sectors that include: local loop, provincial and inter-provincial calls, international calls, calling cards, data transmission, point-to-point, voice over IP, video conferencing and the Internet, to name just a few. While the voice telecommunications industry is considered mature, the Internet and data transmission and video conferencing sectors are considered to be in their infancy in Spain.

ITEM 2.          DESCRIPTION OF PROPERTY

We lease the following properties from related party ABC Telemarketing S.L., for operations and management of our business:

Fuengirola Office, located in Malaga, Spain consists of approximately 2,000 square meters at a rate of 10,969.67 Euros/Month (USD $9,715.00/Month) expiring January, 2005;

Banus Office, located in Malaga, Spain consists of approximately 500 square meters at a rate of 3,260.24 Euros/Month (USD $2,887.00/Month) expiring January, 2004;

Madrid Office, located in Madrid, Spain consists of approximately 200 square meters at a rate of 2,612.72 Euros/Month (USD $2,314.00/Month) expiring February, 2004.

The monthly rental rate of each of the above properties is based on the Consumer Price Index of Spain and is adjusted based on such on a yearly basis.

ITEM 3.          LEGAL PROCEEDINGS

To our knowledge, as of December 31, 2001 there are no legal proceedings currently threatened or pending against us or our property or subsidiaries.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 12, 2001, at our annual meeting, our shareholders approved the reverse take-over of Spantel Communications Inc. BVI.

The shareholders voted as follows:

87,000,000 votes in favor of the reverse take-over
0 votes against the reverse take-over
0 votes in abstention.

Additionally on July 12, 2001 the shareholders elected the following individuals to be our board of directors.

The shareholders voted as follows:

87,000,000 votes in favor of Mohamed A. Khashoggi
0 votes against Mohamed A. Khashoggi
0 votes in abstention.

87,000,000 votes in favor of Jose Ramon Basterra
0 votes against Jose Ramon Basterra
0 votes in abstention.

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information. There has been no trading market for our common stock in the last two years. There can be no assurance that a trading market will ever develop or if such a market does develop, that it will continue.

         (b) Holders. As of December 31, 2001 there were 154 shareholders of record.

         (c) Dividends. There have been no dividends declared on our outstanding common stock for the last two fiscal years.

         (d) Recent Sales of Unregistered Stock. We have not executed any sales of unregistered securities in the last three years.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements May Not Prove Accurate

When used in this Form 10-KSB, the words "anticipated," "estimate," "expect" and other similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that we will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Management's Discussion and Analysis

The following discussion is intended to assist in an understanding of our consolidated financial position as of December 31, 2001, and the results of our operations for the year then ended. We commenced operations in late 1999 and therefore a comparison of 2000 results to any prior period would not be meaningful.

You should read the following discussion and analysis of financial condition and results of our operations together with the consolidated financial statements and notes, which appear elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in Item 1 "Description of Business" our actual results may differ materially from those anticipated in these forward-looking statements.

Going Concern Qualification

As discussed in the financial statements, which are an integral part of this document, our independent auditors have advised us that as a result of recurring losses from operations, substantial doubts have been raised about our ability to continue as a going concern.

Our plan to address this concern is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund our operations. Subsequent to December 31, 2001, we obtained approval from certain of our shareholders to convert their advances to us of approximately $3,750,000 to equity. In addition, we entered into an agreement with a related party to borrow up to $1,500,000 at market rates and maturing in one year. Further, we are in the process of negotiating better prices with suppliers, reviewing all costs, and we have implemented direct access networks for our customers, which should increase customer consumption due to ease of use.

Revenues

Revenues are derived primarily from the number of minutes of use (or fractions thereof) that are billed and recorded upon completion of telephone calls. We maintain local market pricing structures for our services and generally price our services at a discount to the prices charged by the local incumbent telecommunications operators and other established carriers. We have experienced, and expect to continue to experience, declining revenue per minute in all of our markets as a result of increasing competition, which we expect will be offset by increased minute volumes and decreased operating costs per minute.

The main services we provide are the following:

         a) Post payment telephone services to residential and commercial clients (international, national, local, mobile voice and data services).

         b) Prepayment telephone services to phone shops and small business.

         c)       Direct access.

         d)       Switch and phone set.

         e)       Telephone cards.

         f)       Technical services.

Revenues of the year ended December 31, 2001, were $7,418,194 versus $2,002,845 in fiscal year 2000. Total revenues were significantly higher than the previous year due to the overall increase in number of customers and the amount of service used by each customer.

We have been actively engaged in the telecommunications industry since 1999.

Our target customers are small to medium-sized businesses, and to some extent niche consumer markets, including selected communities with significant immigrant population.

Our client contracts generally include an agreed-upon price schedule that details both fixed and variable prices for contracted services. The client contracts generally are indefinite and can be canceled at anytime by either party. Our sales representatives can easily add additional services to existing contracts, enabling clients to increase the number of locations through which they access our network, increase the speed of that access, increase the sophistication of the services they use, or extend the term for existing services.


Components of Costs and Expenses

COST OF SALES

Our cost of services is primarily affected by the volume of traffic relative to facilities leased on a point-to-point, fixed-cost basis and capacity leased on a per minute basis with volume discounts. The majority of our cost of services are variable, including local access charges and transmission capacity leased on a per-minute of use basis. A significant percentage of our international transmission facilities will continue to be leased on a variable cost basis

SELLING, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative expenses consist primarily of costs incurred to gain new customers, introduction of new products and services, provide on going customer service and continued expansion. These costs are principally comprised of costs associated with employee compensation, occupancy, insurance, professional fees, sales and marketing (including sales commissions) and bad debt expenses.

We expect that during periods of significant expansion, selling, general and administrative expenses will increase materially. Accordingly, our results of operations will vary depending on the timing and speed of our expansion strategy and, during a period of rapid expansion, will not necessarily reflect the performance of our more established markets.

Operating expenses increased to $7,048,783 during the fiscal year ended December 31, 2001 compared to $4,110,391, for the year ended December 31, 2000, a 71% increase over the prior year. The principal reasons for the increase was the continued aggressive marketing campaign, as well as our variable costs such as marketing and selling, consulting, professional fees, general and administrative and infrastructure upgrades and maintenance.

BANDWIDTH AND RELATED COSTS

We have been operating as a switch-less reseller, therefore, not incurring costs associated with bandwidth. As we grow and evolve into a switched carrier bandwidth and related costs will primarily be comprised of leasing expenses associated with network circuits. We will obtain backbone capacity through short-term leases. We will bear leasing expenses regardless of whether we lease directly or indirectly through another entity that may lease communications lines locally on our behalf. As bandwidth prices drop and capacity becomes available for purchase or long-term lease, we will use some short-term leases on major international and regional routes with economical long-term solutions. We expect to purchase such longer-term capacity where it is economical to do so.

DISCONTINUED OPERATIONS

We reported a gain on the disposal of discontinued operations of $312,690, for the year ended December 31, 2001, compared to a loss from discontinued operations of $312,690 for the year ended December 31, 2000. This was the result of the disposal of the net assets of the wholly owned subsidiary, Spansurf, S.L., an Internet service provider, at the end of the year 2000.

NETWORK OPERATIONS

Upon changing to a switched carrier, our network operation expenses will include costs associated with our network management, operations and support activities. These costs include in general leasing and outsourcing expenses.

Our earnings are subject to wide fluctuations since there are many factors over which we have little or no control. In particular, the overall volume of usage, the volatility and general level of long distance prices, are important variables that may significantly affect our operations.

NET LOSS FROM CONTINUING OPERATIONS

Our net loss increased to $5,509,671 during the fiscal year ended December 31, 2001, a 43% increase over the prior year. The increase in the net loss is attributable primarily to an increase in our operating costs, marketing costs, and our general and administrative expenses.

ASSETS AND LIABILITIES

As of December 31, 2001, we had total assets of $6,524,665 and total liabilities of $10,455,371, compared to $5,036,144 and $9,228,830, respectively, as of
December 31, 2000. No assurances can be made as to our ability to meet our cash requirements in connection with any expansion of our operations or any possible business combinations.

CASH FLOW

The cash flows for year ended December 31, 2001, reflect the volatile nature of the telecommunications industry and the reallocation of our assets indicative of a growing organization.

CAPITAL RESOURCES

Our capital resources have been provided primarily by capital contributions from stockholders, stockholders' loans and the exchange of outstanding debt into our common stock.

WORKING CAPITAL AND LIQUIDITY

As of December 31, 2001, we had a working capital deficit of approximately $5,883,906. We believe that it will be necessary to increase working capital to continue to expand our marketing activities, acquire additional equipment, open new offices and hire additional personnel. This may be achieved by incurring additional indebtedness from stockholders or others or by the sale of our common stock or other securities.

Plan of Operation

Because of the costs of development of our telephone systems, E-mail system and other telecommunication systems and other products, and the continuing costs of expanding our marketing, we expect to incur a loss during the fiscal year ending December 31, 2002.

We believe that additional equity capital will be required to accomplish our plan of operations during the next 12 months. As a result, we will be offering to sell our common stock to further capitalize the Company, in addition we may borrow from banks and others to the extent necessary to provide liquidity for our operations. No arrangements for any additional borrowings have been made as of the date of this filing.

Research and development activities and the costs associated with our plan of operations have been maintained in order to develop our telephone and other communications services and products for residential and commercial use. We expect to continue the development of our telephone and other communications products to incorporate technical changes and improvements. In addition, as we increase our marketing activities, we will incur additional operating and equipments costs.

The specific plan we developed, consists of:

         Implementation of direct access networks, contracted by us.

         Implementation of new customer fidelity campaign.

         Implementation of new "signed contract" policy.

         Creation of a new commercial department, whose main goal is focused on small and medium, sized companies.

         Creating a new network of independent agents on a commission basis.

         Negotiating better prices and more facilities with suppliers. This would mean a reduction of the current prices and therefore, an increase in current margins.

         An aggressive marketing campaign to target different geographic areas and customer segments.


Uncertainties:

COSTS OF CONDUCTING BUSINESS

We will be required to incur substantial costs for purchasing new equipment, increasing marketing operations and related costs. A substantial portion of those costs must be paid whether or not any of our telephone and communication services prove to be commercially successful on a broad scale. The ability to generate a profit depends, among other factors, on the amount of equipment acquisition costs incurred, the amount of revenues from the sale of our services and other products, and our operating costs.

COMPETITION

The telecommunication business is highly competitive. Companies in the industry have substantially greater financial, marketing, and technical resources than us. Further, the entry into this industry does not necessarily require a large capital expenditure and, accordingly, it can be expected that additional competitors may enter the industry in the future. It may be particularly difficult for a relatively small independent company to compete with larger companies, which have significantly greater resources. There can be no assurance that we will be able to successfully compete in such an environment.

TECHNOLOGICAL CHANGE

We expect that many new technologies and products will be introduced in the telecommunication industry over the next several years. Our success will depend, among other things, on our ability to develop and maintain a competitive position technologically. There can be no assurance that we will have access to subsequently developed technology by other entities. Technological advances by a competitor may result in our present or future products becoming noncompetitive or obsolete. We cannot be assured that competitors will not develop functionally similar or superior services and products, which event could have an adverse effect on our business.

FLUCTUATIONS IN OPERATING RESULTS

Our revenues and results of operations may vary significantly in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, some of which are outside our control, including, among others, the expected relatively long sales and implementation cycles for our services and products; the size and timing of individual license transactions and joint venture arrangements; seasonality of revenues; changes in our operating expenses; changes in the mix of products and services sold; timing of introduction or enhancement of our products or competitors; market acceptance of new products; changes in technology; personnel changes and difficulties in attracting and retaining qualified sales, marketing, technical and consulting personnel; changes in customers' budgeting cycles; quality control of products sold; and economic conditions generally and in Spain in particular and in specific industry segments, particularly the communications industry.

There can be no assurance that our products will achieve broad market acceptance or that we will be successful in marketing our services and products or enhancements thereto. In the event that our current or future competitors release new products that have more advanced features, offer better performance, or are more price competitive than our services and products, demand for our products would decline. A decline in demand for, or market acceptance of, our services and other products as a result of competition, technological change, or other factors would have material adverse effects on our business, financial condition, and results of operations.

RAW MATERIALS.

The basic raw materials and components for the telecommunication services and other products being developed by us are readily available. We do not expect to experience any significant delays in obtaining timely delivery of our telecommunication equipment and components.

SEASONALITY.

We expect to experience seasonal variations in revenues and operating costs because sales activity for our services and products may increase in the summer and winter seasons which is expected to cause our operations to increase during such periods.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in foreign exchange rates and interest rates. A discussion of the primary market risks associated with our foreign currency transactions, available-for-sale securities, and long-term debt exposure is presented below.

FOREIGN EXCHANGE RISK

We conduct our operations primarily in Spain, and other countries around the world with a number of different currencies. There is exposure to future earnings when foreign exchange rates change and certain receivables, payables and inter-company transactions are denominated in foreign currencies. We monitor our exposure to foreign currencies through our regular operating activities and have not historically used derivatives to hedge foreign exchange risk.

Our exposure to exchange rate fluctuations primarily arises from outsourcing services and assignment agreements, which are denominated in Euros, as well as operating costs associated with such agreements. The euro-denominated gross profit offset by other euro-denominated operating costs generally results in a natural hedge. However, timing of settlement of euro-denominated accounts receivables and payables subjects us to exchange rate risk on settlement of the receivables and payables.

As of December 31, 2001, we were primarily exposed to the following currencies: the Euro.

EURO CONVERSION. On January 1, 1999, 11 of the 15 member countries of the European Union introduced a new currency, the "Euro". The conversion rates between the Euro and the participating nations' existing legacy currencies were fixed irrevocably as of December 31, 1998. Prior to full implementation of the new currency on January 1, 2002, there was a transition period during which parties may, at their discretion, use either the legacy currencies or the Euro for financial transactions.

We are not aware of any material operational issues or costs associated with preparing internal systems for the Euro. While it is not possible to accurately predict the impact the Euro will have on the our business or on the economy in general, management does not anticipate that the Euro conversion will have a material adverse impact on the our market risk with respect to foreign exchange, our results of operations, or our financial condition.

ITEM 7.          FINANCIAL STATEMENTS

Financial statements are audited and included herein beginning at page F-1 and are incorporated herein by reference.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On June 11, 2001, BDO Dunwoody LLP resigned as our auditors and were replaced by Salberg & Company PA. The change of auditors occurred as part of the reverse take-over of Spantel Communications, Inc. BVI, and was approved by our shareholders at the annual meeting held June 21, 2001.

BDO Dunwoody LLP did not audit or report on our financial statements for the last three fiscal years (the years ended December 31, 1997, 1998, 1999). These financial statements were audited by Salberg & Company PA, which was retained for this purpose.

There has been no disagreement with the former auditors, BDO Dunwoody LLP. The report of BDO Dunwoody LLP for the financial statements for the year ended December 31, 1996 and 1995 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles. There was no disagreement between us and BDO Dunwoody LLP. Salberg & Company PA was not consulted regarding the application of accounting principles to the reverse take-over of Spantel Communications, Inc. BVI, nor was it consulted regarding any disagreement between us, and BDO Dunwoody LLP. Salberg & Company PA was selected because:

         (a) we saw an opportunity to reactivate ourself through the reverse take-over;

         (b) to complete the reverse take-over of Spantel Communications, Inc. BVI, we had to have financial statements for the 1998,1999, and 2000 fiscal years audited; and

         (c) we determined that Salberg & Company PA could provide the required auditing and accounting services for a lower price.

The decision to change auditors was made by the audit committee of our board of directors and was approved by the full board of directors.

Effective January 23, 2002, we retained Spicer Jeffries & Co. of Denver, Colorado as our new certifying accountants, replacing Salberg & Company PA. The decision to change accountants was solely prompted on the change of our business and was made by the audit committee of our board of directors. Salberg & Company PA was notified on January 23, 2002. There were no disagreements with Salberg & Company PA on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure during the period of their engagement which was June 11, 2001 through January 23, 2002.

The reports of Salberg & Company PA, on our financial statements for the years ended December 31, 1999 and 2000 contained a modification as to our ability to continue as a going concern because of our accumulated deficit and working capital deficiency.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The Company has established a two (2) member board of directors. On December 31, 2001, members of the board of directors were as follows:

---------------------------------- -------- ------------------------------
              Name                   Age         Office
---------------------------------- -------- ------------------------------
Mohamed A. Khashoggi                 38     Director and President
Jose Ramon Basterra                  45     Director and Management
                                            Director

MOHAMED A. KHASHOGGI. Mr. Khashoggi has been a Director and President since our inception. From 1997 until joining us, Mr. Khashoggi provided consulting services on behalf of Ibadesa S.L., a business consulting firm in Madrid, Spain. He holds a Masters degree in International Studies from the University of Utah.

JOSE RAMON BASTERRA. Mr. Basterra has been the Management Director since our inception. He has been a vice-president with Abogados & Economistas in Bilbao, Spain since 1990 and was a Managing Director of Salumar, S.A. in Marbella, Spain in 1997 and 1998. He holds a law degree from Universidad del Pais Vasco and an MBA from Instituto de Empresa, both in Bilbao, Spain.

We do not pay any board members any fee or stipend for their service but we do reimburse directors for any reasonable expenses pertaining to attending meetings, including travel, lodging and meals.

Our Articles of Incorporation provide that the board of directors shall consist of not less than one director, each of which shall be elected annually, and serve for a term of one year. Currently our board of directors consists of Mr. Khashoggi and Mr. Basterra, who were initially elected in June 1999, subsequently re-elected in 2000 and 2001, and shall serve until the next annual meeting of stockholders and until the election and qualification of their respective successors. Officers are elected annually by our board of directors and, subject to existing employment agreements, if any, serve at their discretion.

There are no material proceedings to which any of our directors, officers or affiliates, any beneficial owner of more than five percent of our common stock, or any associate of any such director, officer, affiliate or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries. To date, the directors, officers, and beneficial shareholders have not complied with the requirements of Section 16(a) of the Securities Exchange Act.

ITEM 10.         EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid for services rendered to us during the last three years by the following executive officers serving at the end of the year ended December 31, 2001

                                                                                   LONG-TERM COMPENSATION
                                                                              -----------------------------------
                                   ANNUAL COMPENSATION                          AWARDS                PAYOUTS
                       ----------------------------------------------------   -----------------------------------
                                                                                          SECURITIES
                                                                 OTHER        RESTRICTED  UNDERLYING
   NAME AND                                                      ANNUAL          STOCK      OPTIONS/      LTIP        ALL OTHER
PRINCIPAL POSITION      YEAR       SALARYS($)    BONUS($)   COMPENSATION($)    AWARDS($)    SARS(#)    PAYOUTS($)  COMPENSATION($)
-----------------------------------------------------------------------------------------------------------------------------------
Mohamed A.              2001     $   46,828.80     --               --             --          --          --             --
Khashoggi,              2000     $   13,855.10     --               --             --          --          --             --
President (1)(2)        1999     $        0        --               --             --          --          --             --


Jose Ramon              2001     $   26,060.20     --               --             --          --          --             --
Basterra,               2000     $   12,237.10     --               --             --          --          --             --
Management              1999     $        0        --               --             --          --          --             --
Director (1)(2)

Cesar Martinez          2001     $   31,699.20     --               --             --          --          --             --
Financial Manager       2000     $        0        --               --             --          --          --             --
(2)(3)                  1999     $        0        --               --             --          --          --             --

Gabriel Delaclaux       2001     $   57,322.20     --               --             --          --          --             --
Operations Director     2000     $    4,875.75     --               --             --          --          --             --
(2)(4)                  1999     $        0        --               --             --          --          --             --

(1) KHASHOGGI AND BASTERRA BECAME ASSOCIATED WITH THE COMPANY AT INCEPTION. IN AN ATTEMPT TO CONSERVE WORKING CAPITAL, KHASHOGGI AND BASTERRA, AGREED TO REDUCED SALARIES UNTIL SUCH TIME AS THE COMPANY WAS MORE SOLVENT.

(2) IN THE YEARS 2000 AND 2001, SALARIES AND INVOICES WERE PAID IN SPANISH PESETAS. THE RATE SHOWN HERE IS BASED ON THE EXCHANGE RATE FOR THE LAST BUSINESS DAY OF EACH YEAR.

(3) MR. MARTINEZ WAS PAID FROM JUNE THROUGH DECEMBER OF 2001 FOR HIS SERVICES AS THE COMPANY'S FINANCIAL DIRECTOR.

(4) MR. DELACLAUX PROVIDED CONSULTING SERVICES ON A NON-AFFILIATED BASIS IN 2000 AND UP UNTIL MAY 2001. HE CONTINUED TO RECEIVE COMPENSATION AGAINST INVOICE THROUGH DECEMBER 2001 AS OPERATIONS DIRECTOR

OPTION/SAR GRANTS IN LAST FISCAL YEAR

There were no options to purchase shares of our common stock and SARs granted by us to our named executive officers in the fiscal year ended December 31, 2001.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

There were no options to purchase shares of our common stock or SARs exercised in the last fiscal year ended December 31, 2001.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2001 with respect to the beneficial ownership of the outstanding shares of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors; (3) each Named Executive Officer; and (4) all directors and executive officers as a group. As of December 31, 2001 there were 17,693,636 shares of our common stock issued and outstanding.

            NAME AND ADDRESS                                               NUMBER OF SHARES            % OF STOCK
         OF BENEFICIAL OWNER (1)                   TITLE OF CLASS         BENEFICIALLY OWNED       BENEFICIALLY OWNED
         -----------------------                   --------------         ------------------       ------------------
Mohamed Khashoggi                                   Common Stock               3,700,000                  20.91%
200-A Benabola
Puerta Banus, 29660, Malaga
Spain
Jose Ramon Basterra                                 Common Stock                 570,900                   3.22%
Jardines del Puerto, Local 21
Avda. Jose Banus S/N
Marbella, 29660, Malaga
Spain
Cesar Martinez                                      Common Stock                  10,000                   *
Jardines del Puerto, Local 21
Avda. Jose Banus S/N
Marbella, 29660, Malaga
Spain
Gabriel Delaclaux                                   Common Stock                  10,000                   *
Jardines del Puerto, Local 21
Avda. Jose Banus S/N
Marbella, 29660, Malaga
Spain
Financiere Hispoano-Suiza SA(1)                     Common Stock               1,000,000                   5.65%
10 Rue Pierre Fation
Geneva, 1206
Switzerland
All directors officers and as a group               Common Stock               5,290,900                   29.9%
(5 persons)


* Indicates less than 1% ownership.

(1) Financiere Hispoano-Suiza SA is an affiliated company of Credifinance, Ltd. The shares owned by Financiere Hispoana-Suiza SA were issued to Credifinance for investment banking services rendered to Spantel.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Spantel 2000 S.A. relies on a related entity, ABC Telemarketing S.L. ("ABC"), a Spanish company, for telemarketing services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel 2000 S.A. and charges Spantel 2000 S.A. for the services provided. Spantel 2000 S.A. incurred $1,765,347 and

$2,490,874 during the years ended December 31, 2001 and 2000, respectively related to these services from ABC.

During 2001 and 2000, we paid $631,919 and $47,373, respectively, to Credifinance Capital Corp. ("Credifinance") for investment banking fees for services rendered in connection with the reverse acquisition of Spantel (formerly Receptagen, Ltd.). At December 31, 2001 an additional $208,982 is owed Credifinance for amounts advanced for operating expenses incurred by us during 2001. Credifinance is also related to Interunion Financial Corp. which is the note holder of two notes payable totaling $602,447. Credifinance is also related to Financiere Hispoana-Suiza SA who is a 5.65% shareholder of Spantel.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) INDEX TO EXHIBITS

EXHIBIT NO.       DESCRIPTION


         2.1 Share Exchange Agreement dated October 23, 2001 by and between Receptagen LTD. and Spantel Communications, Inc. BVI and Spantel 2000, S.A. and Mohamed Khashoggi. *

         3.1 Certificate and Articles of Incorporation. (Incorporated by reference to Exhibit 99 of Registrant's current report filed on Form 8-K filed February 8, 2002).

         3.2 By-laws (Incorporated by reference to Exhibit 3.12 of Form 10 filed November 14, 1994).

         16.1 Letters reflecting changes in certifying accountants. (Incorporate by reference to Item 4 of Registrant's current reports filed on Form 8-K filed March 6, 2002, Form 8-K/A filed April 9, 2002 and Form 8-K/A filed May 7, 2002).

         19.1 Notice of Annual and Special Meeting of Shareholders and Management Proxy Circular dated June 6, 2001. *

     *  Indicates Filed Herewith

(B)  REPORTS ON FORM 8-K

         We filed a Form 8-K on October 23, 2001 reporting the following items:

         Item 1.  Changes in Control of Registrant

         Item 2.  Acquisition or Disposition of Assets

         Item 4.  Changes in Registrant's Certifying Accountant

         Item 5. Other Events (Share Consolidation, Domestication in the State of Florida, Name Change

         Item 6.  Resignations of Registrant's Directors

         Item 7.  Financial Statements and Exhibits

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SPANTEL COMMUNICATIONS, INC.
(Registrant)



By:  /s/ Mohamed A. Khashoggi                         Date:  June 10, 2002
    ------------------------------------------
     Mohamed A. Khashoggi, President


By: /s/ Jose Ramon Basterra                           Date:  June 10, 2002
   -------------------------------------------
     Jose Ramon Basterra, Management Director

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                      Page
                                                                      ----

Independent Auditors' Report                                           F-2

Consolidated Balance Sheets                                            F-3

Consolidated Statements of Operations                                  F-4

Consolidated Statements of Comprehensive Income                        F-5

Consolidated Statements of Changes in Shareholders' Deficit            F-6

Consolidated Statements of Cash Flows                                  F-7

Notes to Consolidated Financial Statements                             F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Spantel Communications, Inc.
(formerly Receptagen, Ltd.)

We have audited the accompanying consolidated balance sheets of Spantel Communications, Inc. and Subsidiaries (formerly Receptagen, Ltd.) as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, changes in shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spantel Communications, Inc. and Subsidiaries (formerly Receptagen, Ltd.) as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ SPICER, JEFFRIES & CO.


Denver, Colorado
April 1, 2002

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           (formerly Receptagen, Ltd.)

                           CONSOLIDATED BALANCE SHEETS


                                                                             December 31,           December 31,
                                                                                 2001                   2000
                                                                             ------------           ------------
                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents (Notes 1 and 4)                                  $    983,134           $    676,820
  Receivables:
    Trade, net of allowances for doubtful accounts                              2,285,672                638,324
    Related parties  (Note 6)                                                     251,163                451,313
    Taxes                                                                         571,346                452,038
  Prepaid commissions (Note 6)                                                    399,063                439,478
  Other current assets                                                             81,087                  7,230
                                                                             ------------           ------------
        TOTAL CURRENT ASSETS                                                    4,571,465              2,665,203
                                                                             ------------           ------------

OTHER ASSETS:
  Property and equipment, net  (Note 2)                                           712,667                531,446
  Prepaid commissions (Note 6)                                                  1,197,189              1,757,910
  Deposits                                                                         43,344                 81,585
                                                                             ------------           ------------
       TOTAL OTHER ASSETS                                                       1,953,200              2,370,941
                                                                             ------------           ------------
          TOTAL ASSETS                                                       $  6,524,665           $  5,036,144
                                                                             ============           ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                      $  3,071,983           $  1,032,110
  Advances from bank (Note 4)                                                     723,571                     --
  Due to related parties (Note 6)                                               6,659,817              7,884,030
  Net assets held for disposal  (Note 5)                                               --                312,690
                                                                             ------------           ------------
          TOTAL CURRENT LIABILITIES                                            10,455,371              9,228,830
                                                                             ------------           ------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' DEFICIT (Note 3):
  Common stock, $.001 par value, 100,000,000 shares authorized,
     17,693,636 shares issued and outstanding; and $5.97 par value,
     20,500 shares authorized, issued and outstanding, respectively                17,694                122,437
  Additional paid-in capital                                                    5,226,400                     --
  Accumulated other comprehensive income                                          268,602                (68,702)
  Deficit                                                                      (9,443,402)            (4,246,421)
                                                                             ------------           ------------
        TOTAL SHAREHOLDERS' DEFICIT                                            (3,930,706)            (4,192,686)
                                                                             ------------           ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $  6,524,665           $  5,036,144
                                                                             ============           ============




The accompanying notes are an integral part of these statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           (formerly Receptagen, Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Year Ended
                                                                           December 31,
                                                              -----------------------------------
                                                                  2001                  2000
                                                              ------------           ------------
SALES                                                         $  7,418,194           $  2,002,845

COST OF SALES                                                   (5,549,226)            (1,768,216)
                                                              ------------           ------------
     GROSS PROFIT                                                1,868,968                234,629
                                                              ------------           ------------

EXPENSES:
  Marketing and selling                                          5,316,093              3,602,422
  Consulting (Note 6)                                              631,919                 47,373
  Professional fees                                                338,232                124,115
  General and administrative                                       635,522                221,481
  Depreciation and amortization                                    127,017                115,000
                                                              ------------           ------------

     TOTAL OPERATING EXPENSES                                    7,048,783              4,110,391
                                                              ------------           ------------

          LOSS FROM OPERATIONS                                  (5,179,815)            (3,875,762)

OTHER INCOME (EXPENSE):
  Interest expense                                                (309,114)              (34, 976)
  Other                                                            (20,742)                52,905
                                                              ------------           ------------
     TOTAL OTHER INCOME (EXPENSE)                                 (329,856)                17,929
                                                              ------------           ------------

               NET LOSS FROM CONTINUING OPERATIONS              (5,509,671)            (3,857,833)

DISCONTINUED OPERATIONS (NOTE 5):
  Loss from discontinued operations                                     --               (311,150)
  Gain (loss) on disposal of discontinued operations               312,690                 (1,540)
                                                              ------------           ------------
       TOTAL GAIN (LOSS) ON DISCONTINUED OPERATIONS                312,690               (312,690)
                                                              ------------           ------------

NET LOSS                                                      $ (5,196,981)          $ (4,170,523)
                                                              ============           ============

BASIC AND DILUTED LOSS PER COMMON SHARE:
    Net loss from continuing operations                       $      (0.32)          $      (0.22)
                                                              ============           ============
    Discontinued operations                                   $        .02           $      (0.02)
                                                              ============           ============
    Net loss                                                  $      (0.30)          $      (0.24)
                                                              ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING                             17,297,337             17,165,237
                                                              ============           ============




The accompanying notes are an integral part of these statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           (formerly Receptagen, Ltd.)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                      Year Ended
                                                       December 31,
                                            ---------------------------------
                                                2001                  2000
                                            -----------           -----------
NET LOSS                                    $(5,196,981)          $(4,170,523)

OTHER COMPREHENSIVE INCOME (LOSS):

   Exchange gains and losses                    337,304               (67,257)
                                            -----------           -----------
COMPREHENSIVE LOSS

                                            $(4,859,677)          $(4,237,780)
                                            ===========           ===========




The accompanying notes are an integral part of these statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           (formerly Receptagen, Ltd.)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT



                                                                                                        Accumulated
                                                 Common                       Common      Additional       Other
                                   Common        Stock           Common       Stock        Paid-In     Comprehensive
                                   Shares        Amount          Shares       Amount       Capital        Income         Deficit
                                 ----------    -----------     ----------   -----------   -----------  -------------   -----------
BALANCES, DECEMBER 31, 1999             500    $     3,205             --   $        --   $        --   $    (1,445)   $   (75,898)

  Issuance of common stock           20,000        119,232             --            --            --            --             --

  Other comprehensive loss               --             --             --            --            --       (67,257)            --

  Net loss                               --             --             --            --            --            --     (4,170,523)
                                 ----------    -----------     ----------   -----------   -----------   -----------    -----------

BALANCES, DECEMBER 31, 2000          20,500        122,437             --            --            --       (68,702)    (4,246,421)

  Issuance of common stock        2,000,000      6,312,605             --            --            --            --             --

  Reverse acquisition of
   Receptagen (Notes 1 and 3)    (2,020,500)    (6,435,042)    17,693,636        17,694     5,226,400            --             --

  Other comprehensive income             --             --             --            --            --       337,304             --

  Net loss                               --             --             --            --            --            --     (5,196,981)
                                 ----------    -----------     ----------   -----------   -----------   -----------    -----------

BALANCES, DECEMBER 31, 2001              --    $        --     17,963,636   $    17,694   $ 5,226,400   $   268,602    $(9,443,402)
                                 ==========    ===========     ==========   ===========   ===========   ===========    ===========


The accompanying notes are an integral part of these statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           (formerly Receptagen, Ltd.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Year Ended
                                                                                    December 31,
                                                                          ---------------------------------
                                                                              2001                 2000
                                                                          -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                     $(5,509,671)          $(3,857,833)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                            127,017               115,000
     Increase in accounts receivable, net                                  (1,647,348)             (638,324)
     Increase in taxes receivable                                            (119,308)             (435,546)
     Decrease (increase) in prepaid commissions                               601,136            (2,197,388)
     Increase in other assets                                                 (35,616)              (47,755)
     Increase in advances from bank                                           723,571                    --
     Increase in accounts payable and accrued expenses                      1,664,910             1,023,175
                                                                          -----------           -----------

               Net cash used in operating activities                       (4,195,309)           (6,038,671)
                                                                          -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) decrease in receivable from related parties                       200,150              (451,313)
  Cash acquired on reverse acquisition                                             46                    --
  Purchases of property and equipment                                        (308,238)             (635,243)
                                                                          -----------           -----------
               Net cash used in investing activities                         (108,042)           (1,086,556)
                                                                          -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                         --               119,232
  Increase in due to related parties                                        4,272,361             7,748,556
                                                                          -----------           -----------

                 Net cash provided by financing activities                  4,272,361             7,867,788
                                                                          -----------           -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       337,304               (67,257)
                                                                          -----------           -----------

NET INCREASE IN CASH                                                          306,314               675,304

CASH, beginning of year                                                       676,820                 1,516
                                                                          -----------           -----------

CASH, end of year                                                         $   983,134           $   676,820
                                                                          ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                           $   309,114           $    34,976
                                                                          ===========           ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
Liabilities assumed on reverse acquisition, net of cash acquired          $ 1,190,948           $        --
                                                                          ===========           ===========
Common stock issued for shareholder advances                              $ 6,312,605           $        --
                                                                          ===========           ===========



The accompanying notes are an integral part of these statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           (formerly Receptagen, Ltd.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, BUSINESS AND GOING CONCERN

In October 2001 Spantel Communications, Inc. ("Spantel") completed its domestication and incorporation in the State of Florida, transferring the Company's charter from Canadian Federal jurisdiction. The Company was formerly known as Receptagen, Ltd. Subsequently, the shareholders approved an exchange of common stock of the Company for all of the outstanding common stock of Spantel Communications, Inc. BVI ("BVI"), a company incorporated on June 9, 1999 in the British Virgin Islands. The stock exchange between Spantel and BVI has been considered a reverse acquisition (see Note 3). BVI carries on its business through Spantel S.A. ("Spantel S.A."), a company incorporated in Spain. Spantel S.A. is a provider of telephone services to both residential and commercial customers in Spain. It operates as a reseller of telephone services whereby it purchases blocks of telephone time from various providers and resells it to its customers. All of the Company's revenues were generated in Spain and additionally, all of the Company's assets are located there.

The consolidated financial statements include the accounts of Spantel since the date of the reverse acquisition and the historical accounts of its wholly owned subsidiaries, BVI and Spantel S.A. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has a shareholders' deficit at December 31, 2001 of $3,930,706 and a working capital deficit of $5,883,906 that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations. Subsequent to December 31, 2001, the Company obtained approval from certain of its shareholders to convert their advances to the Company of approximately $3,750,000 to equity. In addition, the Company entered into an agreement with a related party to borrow up to $1,500,000 at market rates and maturing in not less than one year. Further, management is in the process of negotiating better prices with suppliers, reviewing all costs, and has implemented direct access networks for its customers which should increase customer consumption due to ease of use.

CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At December 31, 2001, cash and cash equivalents includes $817,602 in money market funds that secure advances from the Company's bank in the amount of $723,571 (see Note 4).

ACCOUNTS RECEIVABLE

The Company uses the allowance method in accounting for bad debts. As of December 31, 2001 and 2000, the Company had recorded allowances for doubtful accounts of $705,519 and $402,339. The Company believes all other receivables are collectible.

PREPAID COMMISSIONS

According to the terms of prevailing contracts, the Company established commercial relations with a series of telemarketing agencies that provided the Company with marketing and customer targeting services. Commissions ranging from 5% to 8% are accrued for these services based on consumption generated by customers gained by these various agencies. Prepaid commissions represent certain amounts of commissions due in the future that have been advanced to the various agencies. The telemarketing services of the unrelated agencies ceased during 2001.

PROPERTY AND EQUIPMENT

The Company provides for depreciation and amortization of these assets using both straight-line and accelerated methods based on estimated useful lives of, generally, three to ten years.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           (formerly Receptagen, Ltd.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
         (continued)

FOREIGN CURRENCY

The Company's foreign subsidiary uses the local currency as their functional currency. Accordingly, assets and liabilities of the foreign subsidiary are translated into United States dollars at end-of-period exchange rates. Revenue and expenses are translated at average exchange rates in effect during the period. Gains or losses from foreign currency translation are included in other comprehensive income.

REVENUE RECOGNITION

Revenue is recognized at the time the services are provided.

LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.

ADVERTISING COSTS

Advertising and marketing costs are expensed as incurred and totaled $389,558 and $423,442 for the years ended December 31, 2001 and 2000, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of short-term receivables and prepaid expenses, which are carried at contracted amounts that approximate fair value. Similarly, the Company's liabilities consist of short term liabilities recorded at contracted amounts that approximate fair value.

REVERSE STOCK SPLIT

On October 16, 2001, the Company effected a 10 to 1 reverse stock split whereby each 10 shares were exchanged for one newly issued share. All references to shares and share prices, including retroactive treatment, reflect the split on the basis of the effective ratio.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           (formerly Receptagen, Ltd.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
         (continued)

NET LOSS PER SHARE OF COMMON STOCK

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding, giving effect to the reverse acquisition and the reverse stock split as discussed above.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. SFAS 133 has had no impact on the Company.

NOTE 2 - PROPERTY AND EQUIPMENT


                                                                  December 31,
                                                           --------------------------
         Cost:                                               2001              2000
         -----                                             --------          --------
         Construction                                      $ 34,727          $ 11,118
         Technical installations and machinery              174,339            86,922
         Other installations, tools and furniture            52,602            46,497
         Data processing equipment                          334,806           322,288
         Software                                           185,189            51,747
         Other assets                                       113,918            75,952
                                                           --------          --------

              Total cost                                   $895,581          $594,524
                                                           ========          ========

         ACCUMULATED DEPRECIATION:

         Construction                                      $  7,127          $  1,736
         Technical installations and machinery               20,072             2,984
         Other installations, tools and furniture             7,598             2,568
         Data processing equipment                          122,977            50,462
         Software                                            10,001               290
         Other assets                                        15,139             5,038
                                                           --------          --------

              Total accumulated depreciation               $182,914          $ 63,078
                                                           ========          ========

                   Net book value                          $712,667          $531,446
                                                           ========          ========


                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           (formerly Receptagen, Ltd.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3 - SHAREHOLDERS' EQUITY

The authorized capital stock of the Company consists of 100,000,000 shares of $.001 par value voting common stock. Each share of common stock is entitled to one vote. The holders of the capital stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the capital stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Directors do not declare such dividends. Through December 31, 2001, no dividends have been declared or paid by the Company.

In October 2001, the shareholders approved an exchange of common stock of the Company for all of the outstanding common stock of Spantel Communications, Inc. BVI ("BVI"), a company incorporated in the British Virgin Islands. The stock exchange between Spantel and BVI has been considered a reverse acquisition. The reverse acquisition was accomplished through the issuance of 16,500,000 shares of common stock of the Company. At the date of the reverse acquisition, the Company had 1,193,636 outstanding shares of common stock.

Prior to the reverse acquisition, Spantel issued 20,000 shares of common stock for cash of $119,232 in December 2000 and 2,000,000 shares of common stock in June 2001 to repay shareholder advances in the amount of $6,312,605 (see Note
6).

NOTE 4 - ADVANCES FROM BANK

The Company's bank advances funds based on the amount that the Company bills to its customers each month. These customers then pay the bank directly. In the event these customers do not pay the bank, the amount receivable from these customers is charged back against the restricted cash equivalent held by the bank (see Note 1). The Company is charged a fee by their bank for this service.

NOTE 5 - NET ASSETS HELD FOR DISPOSAL

During the year ended December 31, 2000, the Company approved the disposition of its wholly-owned subsidiary, Spansurf, S.L. ("Spansurf"). The business purpose of Spansurf was to render internet services. Accordingly, the net assets of Spansurf at December 31, 2000 have been presented as net assets held for disposal. These net assets were disposed of in 2001, and the Company recorded a gain on the disposition of $312,690. Net assets and results of operations of Spansurf were approximately as follows:

                                                  December 31,
                                                      2000
                                                  ------------
         Assets:
           Current assets                          $  82,824
           Fixed and other assets                     44,527
                                                   ---------
                                                     127,351
         Liabilities:
           Accounts payable                          440,041
                                                   ---------

             Net assets held for disposal          $(312,690)
                                                   =========



                                                   Year Ended
                                                  December 31,
                                                      2000
                                                  -----------
         Sales                                     $  12,168
         Operating loss                             (311,150)
         Net loss                                   (311,150)

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           (formerly Receptagen, Ltd.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6-  RELATED PARTY TRANSACTIONS

Balances with related parties at December 31, 2001 and 2000 consisted of the following:


                                                            Due from Related Parties            Due to Related Parties
                                                                   December 31,                      December 31,
                                                           --------------------------       -----------------------------
                                                             2001              2000            2001              2000
                                                           --------          --------       ----------         ----------
  Non-interest bearing note payable, due upon
  payment by payee to a creditor of the Company
  in the same amount, with earlier maturity upon
  certain events stipulated in the note agreement          $     --          $     --       $  292,229         $       --

  Non-interest bearing note payable, due upon
  payment by payee to a creditor of the Company in
  the same amount, with earlier maturity upon
  certain events stipulated in the note agreement                --                --          310,218                 --

  Advances from shareholders                                     --                --        3,770,576          6,669,610

  Advances from/to related parties                          251,163           451,313          293,637                 --

  Due to related companies for
    telemarketing and other services                             --                --        1,993,157          1,214,420
                                                           --------          --------       ----------         ----------
            Total                                          $251,163          $451,313       $6,659,817         $7,884,030
                                                           ========          ========       ==========         ==========


Spantel S.A. relies on a related entity, ABC Telemarketing S.L. ("ABC"), a Spanish company, for telemarketing services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel S.A. and charges Spantel S.A. for the services provided. Spantel S.A. incurred $1,765,347 and $2,490,874 during the years ended December 31, 2001 and 2000, respectively related to these services from ABC. Included in due to related companies for telemarketing and other services above is $1,974,497 and $1,214,420 as of December 31, 2001 and 2000, respectively.

During 2001 and 2000, respectively, the Company paid $631,919 and $47,373 to Credifinance Capital Corp. ("Credifinance") for investment banking fees for services rendered in connection with the reverse acquisition of Spantel (formerly Receptagen, Ltd.). At December 31, 2001 an additional $208,982 is owed Credifinance for amounts advanced for operating expenses incurred by Spantel during 2001 and is included in due to related parties above for 2001. Credifinance is also related to the entity that is the note holder of the two notes payable listed above totaling $602,447 and in addition, is related to another entity that is a 5.65% shareholder.

Included in due from related parties above is $106,241 and $259,024 as of December 31, 2001 and 2000, respectively due from Spansurf. Also included in due from related parties above is $144,922 and $192,289 as of December 31, 2001 and 2000, respectively, due from entities owned by certain shareholders and directors of the Company and $84,655 due to entities owned by certain shareholders and directors of the Company.

Included in prepaid commissions at December 31, 2001 and 2000 is $155,959 and $812,238 to related parties.

NOTE 7 - INCOME TAXES

At December 31, 2001, the Company had an unused U.S. federal net operating loss carryforward of approximately $15,000 for income tax purposes, which expires in 2021. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. In addition, at December 31, 2001, the Company had an unused Spanish net operating loss carryforward of approximately $5,321,000 USD, of which $1,302,000 expires in 2015 and the remainder in 2016. These net operating loss carryforwards may result in future income tax benefits of approximately $1,864,600; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           (formerly Receptagen, Ltd.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7 - INCOME TAXES (continued)

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2001 and 2000 are as follows:


                                                                   2001                   2000
                                                                -----------           -----------
         Deferred tax liabilities                               $        --           $        --
                                                                ===========           ===========

         Deferred tax assets:
           U.S. net operating loss carryforwards                $     2,250           $        --
           Spanish net operating loss carryforwards               1,862,350               455,700
           Temporary differences
           Total deferred tax assets                                     --                    --
                                                                -----------           -----------
           Valuation allowance for deferred tax assets            1,864,600               455,700
                                                                 (1,864,600)             (455,700)
                                                                -----------           -----------
                                                                $        --           $        --
                                                                ===========           ===========


The valuation allowance for deferred tax assets was increased by $1,408,900 and $455,700 during 2001 and 2000.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company leases office space under month-to-month agreements with related parties. The annual rents under these leases are approximately $178,792.

The Company purchases all of its telephone services from two suppliers based on corresponding supply contracts signed by the parties. These contracts are renewable annually. The Company believes that the contracts subscribed with these telephone operators will be tacitly renewed on related expiration dates given that all terms of the contracts have been met and that, if they were not to renew their contracts, the Company would be able to continue rendering its services to its customers via alternative operators in the communications industry.

The Company's cash and cash equivalents are not insured by any regulatory authority in Spain, therefore, should the bank cease doing business, these amounts are subject to loss.

NOTE 9 - SUBSEQUENT EVENTS

On March 27, 2002, Spantel S.A. entered into an agreement with a related party to borrow up to $1,500,000 bearing interest at market rates and maturing in not less than one year.