Form 10QSB
period 2002-03-31
SPANTEL COMMUNICATIONS INC
filed 2002-06-18
CIK 932818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

Commission File Number
0-25124

SPANTEL COMMUNICATIONS, INC.
(Formerly Receptagen Ltd.)
A Florida Corporation
(Name of small business issuer in its charter)

1061 North Venetian Drive
Miami, Florida 33139
Telephone Number (305) 586-3937

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share.

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [   ] NO [X]

AS OF MARCH 31, 2002, THERE ARE 17,693,636 SHARES OF COMMON STOCK OUTSTANDING. THE ISSUER HAS NO OTHER CLASSES OF STOCK OUTSTANDING.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     Unaudited financial statements for the quarterly period covered by this report are attached hereto. The statements, in management’s opinion, represent a fair presentation of the Company’s financial condition.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
(formerly Receptagen, Ltd.)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents (Notes 1 and 4)	$1,514,087	$983,134

Receivables:

Trade, net of allowances for doubtful accounts	2,084,289	2,285,672

Related parties (Note 6)	348,801	251,163

Taxes	502,456	571,346

Prepaid commissions	383,689	399,063

Other current assets	101,691	81,087

Total Current Assets	4,935,013	4,571,465

OTHER ASSETS:

Property and equipment, net (Note 2)	701,340	712,667

Prepaid commissions	1,055,145	1,197,189

Deposits	43,344	43,344

Total Other Assets	1,799,829	1,953,200

TOTAL ASSETS	$6,734,842	$6,524,665

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$3,872,298	$3,071,983

Advances from bank (Note 4)	826,978	723,571

Due to related parties (Note 6)	6,620,121	6,659,817

Total Current Liabilities	11,319,397	10,455,371

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS’ DEFICIT (Note 3):

Common stock, $.001 par value, 100,000,000 shares authorized, 17,693,636 shares issued and outstanding	17,694	17,694

Additional paid-in capital	5,226,400	5,226,400

Accumulated other comprehensive income	303,580	268,602

Deficit	(10,132,229)	(9,443,402)

Total shareholders’ deficit	(4,584,555)	(3,930,706)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$6,734,842	$6,524,665

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
(formerly Receptagen, Ltd.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)	(Unaudited)
SALES	$2,248,322	$1,409,782

COST OF SALES	(1,569,091)	(1,116,252)

GROSS PROFIT	679,231	293,530

EXPENSES:

Marketing and selling	872,148	2,011,263

Consulting (Note 6)	36,822	254,353

Professional fees	72,602	7,587

General and administrative	255,494	122,885

Depreciation and amortization	43 734	27 241

Total operating expenses	1,280,800	2,423,329

Loss from operations	(601,569)	(2,129,799)

OTHER INCOME (EXPENSE):

Interest expense	(87,258)	(57,933)

	(688,827)	(2,187,732)

Net loss from continuing operations

DISCONTINUED OPERATIONS (NOTE 5):

Gain (loss) on disposal of discontinued operations	—	312,690

Total gain (loss) on discontinued operations	—	312,690

NET LOSS	$(688,827)	$(1,875,042)

BASIC AND DILUTED LOSS PER COMMON SHARE:

Net loss from continuing operations	$(0.04)	$(0.13)

Discontinued operations	$—	$0.02

Net loss	$(0.04)	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING	17,693,636	17,165,326

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
(formerly Receptagen, Ltd.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)	(Unaudited)
NET LOSS	$(688,827)	$(1,875,042)

OTHER COMPREHENSIVE INCOME (LOSS):

Exchange gains and losses	34,978	302,813

COMPREHENSIVE LOSS	$(653,849)	$(1,572,229)

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
(formerly Receptagen, Ltd.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from continuing operations	$(688,827)	$(2,187,732)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	43,734	27,241

Decrease (increase) in accounts receivable, net	201,383	(1,065,074)

Decrease (increase) in taxes receivable	68,890	(201,749)

Decrease (increase) in prepaid commissions	157,418	(9,932)

Increase in other assets	(20,604)	(6,774)

Increase in advances from bank	103,407	342,642

Increase in accounts payable and accrued expenses	800,315	420,171

Net cash provided by (used in) operating activities	665,716	(2.681,207)

CASH FLOWS FROM INVESTING ACTIVITIES:

(Increase) decrease in receivable from related parties	(97,638)	54,051

Purchases of property and equipment	(32,407)	(74,214)

Net cash used in investing activities	(130,045)	(20,163)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	—	—

Increase in due to related parties	(39,696)	2,036,045

Net cash provided by financing activities	(39,696)	2,036,045

EFFECT OF EXCHANGE RATE CHANGES ON CASH	34,978	302,813

NET INCREASE IN CASH	530,953	(362,512)

CASH, beginning of period	983,134	676,820

CASH, end of period	$1,514,087	$314,308

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$87,258	$57,933

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
(formerly Receptagen, Ltd.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Business and Going Concern

     In October 2001 Spantel Communications, Inc. (“Spantel”) completed its domestication and incorporation in the State of Florida, transferring the Company’s charter from Canadian Federal jurisdiction. The Company was formerly known as Receptagen, Ltd. Subsequently, the shareholders approved an exchange of common stock of the Company for all of the outstanding common stock of Spantel Communications, Inc. BVI (“BVI”), a company incorporated on June 9, 1999 in the British Virgin Islands. The stock exchange between Spantel and BVI has been considered a reverse acquisition (see Note 3). BVI carries on its business through Spantel S.A. (“Spantel S.A.”), a company incorporated in Spain. Spantel S.A. is a provider of telephone services to both residential and commercial customers in Spain. It operates as a reseller of telephone services whereby it purchases blocks of telephone time from various providers and resells it to its customers. All of the Company’s revenues were generated in Spain and additionally, all of the Company’s assets are located there.

     The consolidated financial statements include the accounts of Spantel since the date of the reverse acquisition and the historical accounts of its wholly owned subsidiaries, BVI and Spantel S.A. (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company has a shareholders’ deficit at March 31, 2002 of $4,584,555 and a working capital deficit of $6,384,384 that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations. Subsequent to December 31, 2001, the Company obtained approval from certain of its shareholders to convert their advances to the Company of approximately $3,750,000 to equity. In addition, the Company entered into an agreement with a shareholder to borrow up to $1,500,000. As of March 31, 2002, the shareholder had advanced the Company $288,157 under this agreement (see Note 6). Further, management is in the process of negotiating better prices with suppliers, reviewing all costs, and has implemented direct access networks for its customers which should increase customer consumption due to ease of use.

Basis of Presentation

     The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2002, and the related statements of operations, comprehensive income, shareholders’ deficit and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s fiscal 2001 audited consolidated financial statements and the related notes thereto included in the Company’s Form 10-KSB filed with the Commission on June 10, 2002.

Cash Equivalents

     All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At March 31, 2002, cash and cash equivalents includes $1,023,869 in money market funds that secure advances from the Company’s bank in the amount of $826,978 (see Note 4).

Accounts Receivable

     The Company uses the allowance method in accounting for bad debts. As of March 31, 2002 the Company had recorded allowances for doubtful accounts of $766,104. The Company believes all other receivables are collectible.

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

Foreign Currency

     The Company’s foreign subsidiary uses the local currency as their functional currency. Accordingly, assets and liabilities of the foreign subsidiary are translated into United States dollars at end-of-period exchange rates. Revenue and expenses are translated at average exchange rates in effect during the period. Gains or losses from foreign currency translation are included in other comprehensive income.

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

Advertising Costs

     Advertising costs are expensed as incurred and totaled $98,053 and $116,861 for the periods ended March 31, 2002 and 2001, respectively.

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

Fair Value of Financial Instruments

     Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of short-term receivables and prepaid expenses, which are carried at contracted amounts that approximate fair value. Similarly, the Company’s liabilities consist of short term liabilities recorded at contracted amounts that approximate fair value.

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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. SFAS 133 has had no impact on the Company.

NOTE 2-SHAREHOLDERS’ EQUITY

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

     In October 2001, the shareholders approved an exchange of common stock of the Company for all of the outstanding common stock of Spantel Communications, Inc. BVI (“BVI”), a company incorporated in the British Virgin Islands. The stock exchange between Spantel and BVI has been considered a reverse acquisition. The reverse acquisition was accomplished through the issuance of 16,500,000 shares of common stock of the Company. At the date of the reverse acquisition, the Company had 1,193,636 outstanding shares of common stock.

     Prior to the reverse acquisition, Spantel issued 20,000 shares of common stock for cash of $119,232 in December 2000 and 2,000,000 shares of common stock in June 2001 to repay shareholder advances in the amount of $6,312,605 (see Note 6).

NOTE 3-ADVANCES FROM BANK

     The Company’s bank advances funds based on the amount that the Company bills to its customers each month. These customers then pay the bank directly. In the event these customers do not pay the bank, the amount receivable from these customers is charged back against the restricted cash equivalent held by the bank (see Note 1). The Company is charged a fee by their bank for this service.

NOTE 4-NET ASSETS HELD FOR DISPOSAL

     During the year ended December 31, 2000, the Company approved the disposition of its wholly-owned subsidiary, Spansurf, S.L. (“Spansurf”). The business purpose of Spansurf was to render internet services. Accordingly, the net assets of Spansurf at December 31, 2000 were presented as net assets held for disposal. These net assets were disposed of in 2001, and the Company recorded a gain on the disposition of $312,690. Net assets and results of operations of Spansurf were approximately as follows:

December 31,
2000

Assets:

Current assets	$82,824

Fixed and other assets	44,527

127,351

Liabilities:

Accounts payable	440,041

Net assets held for disposal	$(312,690)

Year Ended December 31,
2000

Sales	$12,168

Operating loss	(311,150)
Net loss	(311,150)

NOTE 5-COMMITMENTS AND CONTINGENCIES

     The Company leases office space under month-to-month agreements with related parties. The annual rents under these leases are approximately $151,538.

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

     The Company’s cash and cash equivalents are not insured by any regulatory authority in Spain. Should the bank cease doing business, these amounts are subject to loss.

NOTE 6-RELATED PARTY TRANSACTIONS

     Balances with related parties at March 31, 2002 consisted of the following:

	Due from Related Parties	Due to Related Parties
	March 31,	March 31,
	2002	2002

Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	$—	$292,229

Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	—	310,218

Advances from shareholders	—	3,992,905

Advances from/to related parties	348,801	302,904

Due to related companies for telemarketing and other services	—	1,721,865

Total	$348,801	$6,620,121

     Spantel S.A. relies on a related entity, ABC Telemarketing S.L. (“ABC”), a Spanish company, for telemarketing services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel S.A. and charges Spantel S.A. for the services provided. Spantel S.A. incurred $367,369 during the period ended March 31, 2002 related to these services from ABC. Included in due to related companies for telemarketing and other services above is $1,703,483 as of March 31, 2002.

     As of March 31, 2002, $208,982 is owed Credifinance Capital Corp. (“Credifinance”) for amounts advanced for operating expenses incurred by Spantel during 2001 and is included in due to related parties above. Credifinance is also related to the entity that is the note holder of the two notes payable listed above totaling $602,447 and in addition, is related to another entity that is a 5.65% shareholder.

     Included in due from related parties above is $119,135 as of March 31, 2002 due from Spansurf. Also included in due from related parties above is $229,666 as of March 31, 2002 due from entities owned by certain shareholders and directors of the Company and $93,922 due to entities owned by certain shareholders and directors of the Company.

     The Company entered into an agreement with a shareholder to borrow up to $1,500,000, based upon the financial needs of the Company. Advances under this agreement bear interest at the Euribor rate and must be repaid before February 28, 2003. As of March 31, 2002, the shareholder had advanced the Company $288,157 under this agreement. This amount is included in advances from shareholders above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements May Not Prove Accurate

     When used in this Form 10-KSB, the words “anticipated,” “estimate,” “expect” and other similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that we will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Results of Operations

     Prior to July 12, 2001, Receptagen Ltd. was an inactive company with no operations or revenues. After our reverse take-over of Receptagen, Ltd, through a share exchange agreement, we implemented our current business plan. For information concerning our prior full fiscal year, we refer you to our financial statements provided in our Annual Report on Form 10-KSB filed for the year ending December 31, 2001.

     Spantel 2000 S.A., a telecommunications company based in Madrid, Spain is our operating subsidiary. Spantel 2000 S.A., is a provider of various telecommunications services and products within Spain; all of its operations were established after the deregulation of the telecommunications industry in Spain in 1998.

Revenues

     Sales for the three months ended March 31, 2002 increased 59.5% to $2,248,323 from $1,409,782 for the quarter ended March 31, 2001. This increase was due primarily to the growth of our customer base and increased sales of telecommunications services.

Cost of Goods Sold/Gross Margin

     Cost of goods sold increased to $1,569,092, or 69.8% of revenues for the three months ended March 31, 2002, from $1,116,253 or 79.2 % of revenues in the quarter ended March 31, 2001. This increase of $452,840 was primarily due to the expansion of our business. The improvement in gross margin is partially offset by the increase in sales of higher margins on minutes in the last quarter and new agreements reached with our suppliers.

Expenses

     Expenses consist primarily of sales and marketing, operating, general and administrative costs, and depreciation and amortization. Expenses for the quarter ended March 31, 2002, decreased to $1,368,059 from $2,481,262 for the quarter ended March 31, 2001, a 44.9% decrease. As a percentage of sales, expenses for the quarter ended March 31, 2002, were 60.8% of sales while expenses for the quarter ended March 31, 2001 were 175.2 % of sales. This decrease in expenses is the result of a more effective in-house direct telesales marketing effort and the termination of more expensive subcontractors. We will still seek to employ subcontractors in this area who will operate under strict guidelines set forth by us.

Loss From Operations

     Loss from operations for the quarter ended March 31, 2002 decreased 68.5% to $688,827 from $2,187,732 for the quarter ended March 31, 2001. This decrease was primarily due to: a) a 59.5% increase in sales for the three month period ended March 31, 2002; b) stronger gross margins and c) the improved quality of certain marketing and selling expenses as related to obtaining new customers.

Net Loss

     Net loss for the quarter ended March 31, 2002 decreased 63.3% to $688,827 from $1,875,042 for the quarter ended March 31, 2001. This decrease was primarily due to the increase in sales for the three months ended March 31, 2002, along with improving our gross margin, and reducing our operating expenses.

Plan of Operations for the Company

     Our goal for the current fiscal year is to internally grow our existing customer base through our marketing plan. This marketing plan features a combination of services to build revenues both with existing and new customers. This campaign is designed to enhance customer service and to both entice and hold customer loyalty. Additionally we intend to acquire similar telecommunications companies, primarily in Spain. However, no specific acquisitions are presently planned.

     We have contracted with Uni 2, among others, to purchase telephone time. The contracts are variable by the number of minutes used and the point-to-point destination of the call. The contracts were entered into in 2000 and have no fixed term. The contracts are priced under market at present.

Liquidity and Capital Resources

     We have a commitment for additional financing of up to $1,500,000 of which, at March 31, 2002 $288,156.89 has been borrowed from one of our shareholders. There can be no assurances that any such additional financing would be available in a timely manner or, if available, would be on terms acceptable to us. Furthermore, any additional equity financing or convertible debt financing could be dilutive to our then-existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities, dividends, and other financial and operational matters.

Going Concern

     Since inception, we have incurred operating losses in each reporting period as shown in the accompanying financial statements. We incurred a net loss of $688,827 for the three months ended March 31, 2002. We used cash in operations of $676,823 for this period and, as of that date, had a working capital deficiency of $4,748,793. These factors raise substantial doubt about our ability to continue as a going concern.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings. None.

ITEM 2. Changes in Securities and Use of Proceeds. None.

ITEM 3. Defaults Upon Senior Securities. None.

ITEM 4. Submission of Matter to a Vote of Security Holders. None.

ITEM 5. Other Information. None.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Index to Exhibits

Exhibit No.	Description

3.1	Certificate and Articles of Incorporation. (Incorporated by reference to Exhibit 99 of Registrant’s current report filed on Form 8-K filed February 8, 2002)

3.2	By-laws (Incorporated by reference to Exhibit 3.12 of Form 10 filed November 14, 1994)

16.1	Letters reflecting changes in certifying accountants. (Incorporate by reference to Item 4 of Registrant’s current reports filed on Form 8-K filed March 6, 2002, Form 8-K/A filed April 9, 2002 and Form 8-K/A filed May 7, 2002)

(b) Reports on Form 8-K

We filed a Form 8-K on February 8, 2002 reporting the following items:

Item 1.	Changes in Control of Registrant

Item 2.	Acquisition or Disposition of Assets

Item 4.	Changes in Registrant’s Certifying Accountant

Item 5.	Other Events (Share Consolidation, Domestication in the State of Florida, Name Change

Item 6.	Resignations of Registrant’s Directors

Item 7.	Financial Statements and Exhibits

Item 8.	Change in Fiscal Year

We filed a Form 8-K on March 6, 2002 reporting the following item:

Item 4. Changes in Registrant’s Certifying Accountant

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPANTEL COMMUNICATIONS, INC

(Registrant)

By: /s/ MOHAMED A. KHASHOGGI	Date:	June 18, 2002

Mohamed A. Khashoggi, President

By: /s/ JOSE RAMON BASTERRA	Date:	June 18, 2002

Jose Ramon Basterra, Management Director