Form 10QSB
period 2002-06-30
SPANTEL COMMUNICATIONS INC
filed 2002-08-14
CIK 932818

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 1O-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                             COMMISSION FILE NUMBER
                                    0-25124

                          SPANTEL COMMUNICATIONS, INC.
                          ( Formerly Receptagen Ltd.)
                             A Florida Corporation
                 (Name of small business issuer in its charter)

                           1061 North Venetian Drive
                              Miami, Florida 33139

                        Telephone Number (305) 586-3937

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share.


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES [Y]    NO[ ]

AS OF AUGUST 13, 2002, THERE ARE 21,808,746 SHARES OF COMMON STOCK OUTSTANDING. THE ISSUER HAS NO OTHER CLASSES OF STOCK OUTSTANDING.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  Unaudited financial statements for the quarterly period covered by this report are attached hereto. The statements, in management's opinion, represent a fair presentation of the Company's financial condition.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                          (formerly Receptagen, Ltd.)

                          CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,          December 31,
                                                                                          2002                 2001
                                                                                       -----------        ------------
                                                                                       (Unaudited)          (Audited)
                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents                                                            $ 1 298 666        $    983 134
  Receivables:
    Trade, net of allowances for doubtful accounts                                       2 414 397           2 285 672
    Related parties                                                                        470 198             251 163
    Taxes                                                                                  691 851             571 346
  Prepaid commissions                                                                      335 912             399 063
  Other current assets                                                                      91 545              81,087
                                                                                       -----------        ------------
        TOTAL CURRENT ASSETS                                                             5 302 569           4 571 465
                                                                                       -----------        ------------

OTHER ASSETS:

  Property and equipment, net                                                              737 635             712 667
  Prepaid commissions                                                                    1 294 074           1 197 189
  Deposits                                                                                  51 487              43 344
                                                                                       -----------        ------------
       TOTAL OTHER ASSETS                                                                2 083 196           1 953 200
                                                                                       -----------        ------------

          TOTAL ASSETS                                                                 $ 7 385 765        $  6 524 665
                                                                                       ===========        ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                                                $ 5 250 782        $  3 071 983
  Advances from bank                                                                       849 949             723 571
  Due to related parties                                                                 3 142 423           6 659 817
                                                                                       -----------        ------------
          TOTAL CURRENT LIABILITIES                                                      9 243 154          10 455 371
                                                                                       -----------        ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:

  Common stock, $.001 par value, 100,000,000 shares authorized,
     21,808,746 and 17,693,636 shares issued and outstanding, respectively                  21 809              17 694
  Additional paid-in capital                                                             3 795 453           5 226 400
  Accumulated other comprehensive income                                                   195 387             268 602
  Deficit                                                                               (5 870 038)         (9 443 402)
                                                                                       -----------        ------------
        TOTAL SHAREHOLDERS' DEFICIT                                                     (1 857 389)         (3 930 706)
                                                                                       -----------        ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                  $ 7 385 765        $  6 524 665
                                                                                       ===========        ============

The accompanying notes are an integral part of these statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           (formerly Receptagen, Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Three Months Ended
                                                               June 30,
                                                       2002                  2001
                                                       ----                  ----
                                                   (Unaudited)           (Unaudited)
SALES                                              $2 812 102            $1 805 174

COST OF SALES                                      (1 972 024)           (1 372 911)
                                                   ----------           -----------

     GROSS PROFIT                                     840 078               432 263
                                                   ----------           -----------

EXPENSES:
  Marketing and selling                               989 384               293 932
  Consulting                                           69 209                17 222
  Professional fees                                   121 639                19 612
  General and administrative                          313 259                96 258
  Depreciation and amortization                        43 547                29 089
                                                   ----------           -----------

     TOTAL OPERATING EXPENSES                       1 537 038               456 113
                                                   ----------           -----------
          LOSS FROM OPERATIONS                       (696 960)              (23 850)

OTHER INCOME (EXPENSE):
  Interest expense                                   (191 887)              (87 886)
                                                   ----------           -----------

NET LOSS                                           $ (888 847)            $(111 736)
                                                   ==========            ==========


BASIC AND DILUTED LOSS PER COMMON SHARE:
    Net loss                                      $     (0.05)          $     (0.01)
                                                   ==========            ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                18 145 906            11 055 803
                                                   ==========            ==========

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           (formerly Receptagen, Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Six Months Ended
                                                                          June 30,
                                                                2002                 2001
                                                             (Unaudited)           (Unaudited)
                                                             -----------          -------------
SALES                                                        $ 5 060  424           $ 3 214 956

COST OF SALES                                                  (3 541 115)           (2 489 163)
                                                             ------------          ------------

     GROSS PROFIT                                               1 519 309               725 793
                                                             ------------          ------------

EXPENSES:
  Marketing and selling                                        1 861  532             2 305 195
  Consulting                                                     106  031               218 399
  Professional fees                                              194  241                27 199
  General and administrative                                     568  753               272 319
  Depreciation and amortization                                   87  281                56 330
                                                             ------------          ------------

     TOTAL OPERATING EXPENSES                                  2 817  838             2 879 442
                                                             ------------          ------------
          LOSS FROM OPERATIONS                                 (1 298 529)           (2 153 649)

OTHER INCOME (EXPENSE):
  Interest expense                                               (279 145)             (145 819)
                                                             ------------          ------------

               NET LOSS FROM CONTINUING OPERATIONS             (1 577 674)           (2 299 468)
                                                             ============          ============

DISCONTINUED OPERATIONS:
   Gain (loss) on disposal of discontinued operations                   -               312 690
                                                             ------------          ------------
       TOTAL GAIN (LOSS) ON DISCONTINUED OPERATIONS                     -               312 690
                                                             ------------          ------------

NET LOSS                                                     $ (1 577 674)         $(1 986 778)
                                                             ============          ===========

BASIC AND DILUTED LOSS PER COMMON SHARE:
    Net loss from continuing operations                      $      (0.09)         $     (0.17)
                                                             ============          ===========
    Discontinued operations                                  $          -          $      0.02
                                                             ============          ===========
    Net loss                                                 $      (0.09)         $     (0.15)
                                                             ============          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                            17 921 050           13 777 902
                                                             ============          ===========




The accompanying notes are an integral part of these statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           (formerly Receptagen, Ltd.)

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                     Three Months Ended
                                                         June 30,
                                                2002                 2001
                                                ----                 ----
                                             (Unaudited)          (Unaudited)


NET LOSS                                    $(888 847)           $(111 736)

OTHER COMPREHENSIVE INCOME (LOSS):
   Exchange gains and losses                 (108 193)            (251 951
                                            ---------            ---------
COMPREHENSIVE LOSS                          $(997 040)           $(363 687)
                                            =========            =========

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           (formerly Receptagen, Ltd.)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                        Six Months Ended
                                                             June 30,
                                                   2002                   2001
                                            --------------            -------------
                                              (Unaudited)              (Unaudited)

NET LOSS                                    $   (1 577 674)           $  (1 986 778)

OTHER COMPREHENSIVE INCOME (LOSS):
   Exchange gains and losses                       (73 215)                 (50 862)
                                            --------------            -------------
COMPREHENSIVE LOSS                          $   (1 650 889)           $  (2 037 640)
                                            ==============            =============

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           (formerly Receptagen, Ltd.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                2002                 2001
                                                                                ----                 ----
                                                                             (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                   $    (1 577 674)       $ (2 299 468)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                               87 281              56 330
     Increase in accounts receivable, net                                      (128 725)         (1 854 268)
     Increase in taxes receivable                                              (120 505)           (500 507)
     Decrease (increase) in prepaid commissions                                 (33 734)             78 041
     Increase in other assets                                                   (18 601)           (130 517)
     Increase in advances from bank                                             126 378             653 907
     Increase in accounts payable and accrued expenses                        2 178 799           1 001 786
                                                                        ---------------        ------------
               Net cash provided by (used in) operating activities              513 219          (2 994 696)
                                                                        ---------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in receivable from related parties                                  (219 035)           (543 888)
  Purchases of property and equipment                                          (112 249)           (179 712)
                                                                        ---------------        ------------
               Net cash used in investing activities                           (331 284)           (723 600)
                                                                        ---------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in due to related parties                                            206 812           3 196 076
                                                                        ---------------        ------------
               Net cash provided by financing activities                        206 812           3 196 076
                                                                        ---------------        ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (73 215)            268 991
                                                                        ---------------        ------------
NET INCREASE (DECREASE) IN CASH                                                 315 532            (253 229)

CASH, beginning of period                                                       983 134             676 820
                                                                        ---------------        ------------
CASH, end of period                                                       $   1 298 666        $    423 591
                                                                        ===============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                           $     279 145        $    145 819
                                                                        ===============        ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Issuance of common stock in repayment of shareholder advances           $   4 115 110        $  6 312 606
                                                                        ---------------        ------------

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

The Company has a shareholders' deficit at June 30, 2002 of $1,857,389 and a working capital deficit of $3,940,585 that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations. The Company entered into an agreement with a shareholder to borrow up to $1,500,000. As of June 30, 2002, the shareholder had advanced the Company $780,612 under this agreement. Further, management is in the process of negotiating better prices with suppliers, reviewing all costs, and has implemented direct access networks for its customers which should increase customer consumption due to ease of use.

BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2002, and the related statements of operations, comprehensive income, shareholders' deficit and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's fiscal 2001 audited consolidated financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Commission on June 10, 2002.

CASH EQUIVALENTS

The bank advances shown on the accompanying consolidated balance sheet at June 30, 2002, are secured by certain money market funds that are included in cash and cash equivalents at June 30, 2002.

ACCOUNTS RECEIVABLE

The Company uses the allowance method in accounting for bad debts. The Company has recorded an allowance at June 30, 2002 for certain receivables that it believes to be uncollectible. The Company believes all other receivables are collectible.

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


NOTE 2-  SHAREHOLDERS' EQUITY

The authorized capital stock of the Company consists of 100,000,000 shares of $.001 par value voting common stock. Each share of common stock is entitled to one vote. The holders of the capital stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the capital stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Directors do not declare such dividends. Through June 30, 2002, no dividends have been declared or paid by the Company.

In the quarter ending June 30, 2002, Spantel completed a recapitalization and according to Spanish law, was required to reduce its share capital and accordingly reclassify a deficit in the amount of $5,151,038 to paid-in capital.

In addition, in June 2002, the Company issued 4,115,110 shares of common stock in exchange for the conversion of shareholder loans in the amount of $4,115,110.

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

Prior to the reverse acquisition, Spantel issued 20,000 shares of common stock for cash of $119,232 in December 2000 and 2,000,000 shares of common stock in June 2001 to repay shareholder advances in the amount of $6,312,605.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

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

REVENUES

Sales for the three months ended June 30, 2002 increased $1,006,928 or 55.8% to $2,812,102 from $1,805,174 for the three months ended June 30, 2001. This increase was due primarily to the growth of our customer base through an increase in regional coverage and the increased sales of telecommunications services through the implementation of selling campaigns.

COST OF GOODS SOLD/GROSS MARGIN

Cost of goods sold for the three months ended June 30, 2002 increased $599,113, or 43.6% to $1,972,024 from $1,372,911 for the three months ended June 30, 2001. This increase was due primarily to the expansion of our business. The gross margin for the three months ended June 30, 2002 increased $407,815, or 94.3% to $840,078 from $432,263 for the three months ended June 30, 2001. The increase was primarily due to the expansion of our business coupled with better pricing made possible as a result of successful negotiations with our major suppliers.

EXPENSES

Operating expenses for the three months ended June 30, 2002, increased $1,080,925, or 237.0% to $1,537,038 from $456,113 for the three months ended
June 30, 2001. Expenses consist primarily of marketing and selling, professional fees, and general and administrative costs. Marketing and selling expense increased primarily due to increased sales personnel at increased salaries as compared to the comparable period in 2001 coupled with a new radio campaign and additional new mailing initiatives. Professional fees increased primarily due to the hiring of new advisors. General and administrative expense increased primarily as a result of higher salaries coupled with higher expenses as a result of reducing the outsourcing of certain items as compared to the comparable period in 2001.

NET LOSS

Net loss for the three months ended June 30, 2002 increased $777,111 or 595.5% to $888,847 from $111,736 for the three months ended June 30, 2001. This increase was primarily due to the increase in marketing and selling expense, consulting fees, professional fees and general and administrative expense, partially offset by an increase in gross profit.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

REVENUES

Sales for the six months ended June 30, 2002 increased $1,845,468 or 57.4% to $5,060,424 from $3,214,956 for the three months ended June 30, 2001. This increase was due primarily to the growth of our customer base through an increase in regional coverage and the increased sales of telecommunications services through the implementation of selling campaigns.

COST OF GOODS SOLD/GROSS MARGIN

Cost of goods sold for the six months ended June 30, 2002 increased $1,051,952, or 42.3% to $3,541,115 from $2,489,163 for the six months ended June 30, 2001.
This increase was due primarily to the expansion of our business. The gross margin for the six months ended June 30, 2002 increased $793,516, or 109.3% to $1,519,309 from $725,793 for the six months ended June 30, 2001. The increase was primarily due to the expansion of our business coupled with higher margins on minutes sold in the current period, made possible as a result of successful negotiations with our major suppliers.


EXPENSES

Operating expenses for the six months ended June 30, 2002, decreased $61,604, or 2.14% to $2,817,838 from $2,879,442 for the six months ended June 30, 2001.
Expenses consist primarily of marketing and selling, professional fees, and general and administrative costs. Marketing and selling expense decreased 19.3% as the result of a provision against commissions paid in advance we established in the first quarter of 2001. Professional fees increased primarily due to the hiring of new advisors. General and administrative expense increased primarily as a result of higher salaries coupled with higher expenses as a result of reducing the outsourcing of certain items as compared to the comparable period in 2001.


LOSS FROM OPERATIONS

Loss from operations for the six months ended June 30, 2002 decreased $721,794, or 31.4% to $1,577,674 from $2,299,468 for the six months ended June 30, 2001.
This decrease was primarily due to an increase in sales for the six months ended June 30, 2002, increased gross margins and the improved quality of certain marketing and selling expenses as related to obtaining new customers.

NET LOSS

Net loss for the six months ended June 30, 2002 decreased $409,104, or 20.6% to $1,577,674 from $1,986,778 for the six months ended June 30, 2001. This decrease was primarily due to the increase in gross profit, decrease in marketing and selling expense and consulting fees, partially offset by increased professional fees, general and administrative expense, and depreciation and amortization expense.

PLAN OF OPERATIONS FOR THE COMPANY

Our goal for the current fiscal year is to continue to internally grow our existing customer base through our marketing plan. This marketing plan features a combination of services to build revenues both with existing and new customers. This campaign is designed to enhance customer service and to both entice and hold customer loyalty. Additionally we intend to acquire similar telecommunications companies, primarily in Spain. However, no specific acquisitions are presently planned.

We have contracted with Uni 2, among others, to purchase telephone time. The contracts are variable by the number of minutes used and the point-to-point destination of the call. The contracts were entered into in 2000 and have no fixed term. The contracts are priced under market at present.

LIQUIDITY AND CAPITAL RESOURCES

In the quarter ending June 30, 2002, Spantel, in accordance with Spanish Law, completed a recapitalization and reduced its deficit in the amount of $5,151,038. This was accomplished through the issuance of 4,115,110 shares of common stock in exchange for the conversion of shareholder loans in the amount of $4,115,110, and reclassifying a deficit in the amount of $5,151,038 to paid-in capital.

We have a commitment for additional financing of up to $1,500,000 of which, at June 30, 2002, $780,612 has been borrowed from one of our shareholders. There can be no assurances that any such additional financing would be available in a timely manner or, if available, would be on terms acceptable to us. Furthermore, any additional equity financing or convertible debt financing could be dilutive to our then-existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities, dividends, and other financial and operational matters.

GOING CONCERN

Since inception, we have incurred operating losses in each reporting period as shown in the accompanying financial statements. We incurred a net loss of $1,577,674 for the six months ended June 30, 2002 and cash for the six months ended June 30, 2002 increased $315,532, and we had a working capital deficiency of $3,940,585. These factors raise substantial doubt about our ability to continue as a going concern.

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

   3.2            By-laws (Incorporated by reference to Exhibit 3.12 of Form 10 filed November 14, 1994).

  16.1            Letters reflecting changes in certifying accountants. (Incorporated by reference to Item 4 of Registrant's current reports filed on Form 8-K filed March 6, 2002, Form 8-K/A filed April 9, 2002 and Form 8-K/A filed
                  May 7, 2002).

  99.1            Statement Under Oath of Principal Executive Officers Regarding Facts and Circumstances Relating to Exchange
                  Act Filings.

  99.2            Statement Under Oath of Principal Executive Officers Regarding Facts and Circumstances Relating to Exchange
                  Act Filings.


(B) REPORTS ON FORM 8-K

We filed a Form 8-K/A on April 9, 2002 reporting a correction of the following item:

Item 4.  Changes in Registrant's Certifying Accountant.

We filed a Form 8-K/A on May 7, 2002 reporting a correction of the following item:

Item 4. Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SPANTEL COMMUNICATIONS, INC.
(Registrant)


By: /s/  Mohamed A. Khashoggi                         Date:  August 14, 2002
   -----------------------------------------
   Mohamed A. Khashoggi, President


By: /s/ Jose Ramon Basterra                           Date: August 14, 2002
   -----------------------------------------
   Jose Ramon Basterra, Management Director