Form 10QSB
period 2002-09-30
SPANTEL COMMUNICATIONS INC
filed 2002-11-14
CIK 932818

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

As of November 14, 2002, there are 21,808,746 shares of common stock outstanding. The issuer has no other classes of stock outstanding.

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
                           (formerly Receptagen, Ltd.)

                           CONSOLIDATED BALANCE SHEETS



                                                                                September 30,       December 31,
                                                                                    2002               2001
                                                                                ------------       ------------
                                                                                 (Unaudited)         (Audited)
                                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                     $    580,774       $    983,134
  Receivables:
    Trade, net of allowances for doubtful accounts                                 2,617,295          2,285,672
    Related parties                                                                  327,386            251,163
    Taxes                                                                            720,281            571,346
  Prepaid commissions                                                                308,678            399,063
  Other current assets                                                               116,766             81,087
                                                                                ------------       ------------
        Total current assets                                                       4,671,180          4,571,465
                                                                                ------------       ------------
OTHER ASSETS:
  Property and equipment, net                                                        755,402            712,667
  Prepaid commissions                                                              1,234,712          1,197,189
  Deposits                                                                            51,487             43,344
                                                                                ------------       ------------
        Total other assets                                                          2,041,601         1,953,200
                                                                                ------------       ------------

          TOTAL ASSETS                                                          $  6,712,781       $  6,524,665
                                                                                ============       ============


                     LIABILITIES AND SHAREHOLDERS' DEFICIT


CURRENT LIABILITIES:

  Accounts payable and accrued expenses                                         $  4,000,531       $  3,071,983
  Advances from bank                                                                 840,733            723,571
  Due to related parties                                                           4,659,338          6,659,817
                                                                                ------------       ------------

        Total current liabilities                                                  9,500,602         10,455,371
                                                                                ------------       ------------

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' DEFICIT:

  Common stock, $.001 par value, 100,000,000 shares authorized,
     21,808,746 and 17,693,636 shares issued and outstanding, respectively            21,809             17,694
  Additional paid-in capital                                                       3,795,453          5,266,400
  Accumulated other comprehensive income                                             208,050            268,602
  Deficit                                                                         (6,813,133)        (9,443,402)
                                                                                ------------       ------------
        Total shareholders' deficit                                               (2,787,821)        (3,930,706)
                                                                                ------------       ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                           $  6,712,781       $  6,524,665
                                                                                ============       ============


        The accompanying notes are an integral part of these statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           (formerly Receptagen, Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   Three Months Ended
                                                     September 30,
                                              -------------------------------
                                                   2002              2001
                                              ------------       ------------
                                              (Unaudited)        (Unaudited)
SALES                                         $  2,847,895       $  2,066,963

COST OF SALES                                   (2,095,363)        (1,413,073)
                                              ------------       ------------

     GROSS PROFIT                                  752,532            653,890
                                              ------------       ------------
EXPENSES:

  Marketing and selling                          1,016,539            401,102
  Consulting                                       106,456            154,099
  Professional fees                                 27,846             29,507
  General and administrative                       385,556            147,389
  Depreciation and amortization                     47,182             32,420
                                              ------------       ------------

     Total operating expenses                    1,583,579            764,517
                                              ------------       ------------
          Loss from operations                    (831,047)          (110,627)

OTHER INCOME (EXPENSE):
  Interest expense                                (112,046)           (80,157)
                                              ------------       ------------

NET LOSS                                      $   (943,093)      $   (190,784)
                                              ============       ============

BASIC AND DILUTED LOSS PER COMMON SHARE:
    Net loss                                  $      (0.04)      $      (0.01)
                                              ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING             21,808,746         16,500,000
                                              ============       ============









        The accompanying notes are an integral part of these statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           (formerly Receptagen, Ltd.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Nine Months Ended
                                                                   September 30,
                                                           -------------------------------
                                                               2002               2001
                                                           ------------       ------------
                                                           (Unaudited)        (Unaudited)
SALES                                                      $  7,908,319       $  5,281,919

COST OF SALES                                                (5,636,479)        (3,902,236)
                                                           ------------       ------------

     GROSS PROFIT                                             2,271,840          1,379,683
                                                           ------------       ------------
EXPENSES:
  Marketing and selling                                       2,878,071          2,706,297
  Consulting                                                    212,487            372,497
  Professional fees                                             222,088             56,706
  General and administrative                                    954,309            419,708
  Depreciation and amortization                                 134,463             88,750
                                                           ------------       ------------

    Total operating expenses                                  4,401,418          3,643,958
                                                           ------------       ------------

          Loss from operations                               (2,129,578)        (2,264,275)


OTHER INCOME (EXPENSE):

  Interest expense                                             (391,191)          (225,976)
                                                           ------------       ------------
               Net loss from continuing operations           (2,520,769)        (2,490,251)

DISCONTINUED OPERATIONS:
   Gain (loss) on disposal of discontinued operations                --            312,690
                                                           ------------       ------------
       Total gain (loss) on discontinued operations                  --            312,690
                                                           ------------       ------------

NET LOSS                                                   $ (2,520,769)      $ (2,177,561)
                                                           ============       ============

BASIC AND DILUTED LOSS PER COMMON SHARE:

    Net loss from continuing operations                    $      (0.13)      $      (0.18)
                                                           ============       ============
    Discontinued operations                                          --       $       0.02
                                                           ============       ============
    Net loss                                               $      (0.13)      $      (0.16)
                                                           ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING                          19,231,150         13,777,902
                                                           ============       ============






        The accompanying notes are an integral part of these statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           (formerly Receptagen, Ltd.)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                  Three Months Ended
                                                    September 30,
                                            ------------------------------
                                                 2002             2001
                                            ------------      ------------
                                            (Unaudited)       (Unaudited)

NET LOSS                                    $   (943,093)     $   (190,784)

OTHER COMPREHENSIVE INCOME (LOSS):
   Exchange gains and losses                      12,663           116,465
                                            ------------      ------------
COMPREHENSIVE LOSS                          $   (930,430)     $    (74,319)
                                            ============      ============


        The accompanying notes are an integral part of these statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           (formerly Receptagen, Ltd.)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                             Nine Months Ended
                                              September 30,
                                        -----------------------------
                                            2002             2001
                                        -----------       -----------
                                        (Unaudited)       (Unaudited)

NET LOSS                                $(2,520,769)      $(2,177,561)

OTHER COMPREHENSIVE INCOME (LOSS):
   Exchange gains and losses                (60,552)          385,456
                                        -----------       -----------
COMPREHENSIVE LOSS                      $(2,581,321)      $(1,792,105)
                                        ===========       ===========








         The accompanying notes are an integral part of these statements

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                           (formerly Receptagen, Ltd.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Nine Months Ended
                                                                           September 30,
                                                                     -----------------------------
                                                                        2002              2001
                                                                     -----------       -----------
                                                                     (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss from continuing operations                                 $(2,520,769)      $(2,490,251)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                       134,463            88,750
     Increase in accounts receivable, net                               (331,623)       (1,891,243)
    (Increase) decrease in taxes receivable                             (148,935)               13
     Decrease in prepaid commissions                                      52,862           603,958
     Increase in other assets                                            (43,822)          (71,192)
     Increase in advances from bank                                      117,162           707,245
     Increase in accounts payable and accrued expenses                   928,548             1,143
                                                                     -----------       -----------

               Net cash used in operating activities                  (1,812,114)       (1,908,738)
                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in receivable from related parties                            (76,223)         (494,812)
  Purchases of property and equipment                                   (177,198)         (243,001)

                                                                     -----------       -----------
               Net cash used in investing activities                    (253,421)         (737,813)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in due to related parties                                   1,723,727         2,332,122

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (60,552)          385,456
                                                                     -----------       -----------

NET (DECREASE) INCREASE IN CASH                                         (402,360)           71,027

CASH, beginning of period                                                983,134           676,820
                                                                     -----------       -----------

CASH, end of period                                                  $   580,774       $   747,847
                                                                     ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                      $   391,191       $   225,976
                                                                     ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACITIVITIES:
  Issuance of common stock in repayment of shareholder advances      $ 4,115,110       $ 6,312,606
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

The Company has a shareholders' deficit at September 30, 2002 of $2,787,821 and a working capital deficit of $4,829,422 that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations. The Company entered into an agreement with a shareholder to borrow up to $1,500,000. As of September 30, 2002, the shareholder had advanced the Company $938,173 under this agreement. Further, management is in the process of negotiating better prices with suppliers, reviewing all costs, and has implemented direct access networks for its customers which should increase customer consumption due to ease of use.

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of September 30, 2002, and the related statements of operations, comprehensive income, shareholders' deficit and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's fiscal 2001 audited consolidated financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Commission on June 10, 2002.

Cash Equivalents

The bank advances shown on the accompanying consolidated balance sheet at September 30, 2002, are secured by certain money market funds that are included in cash and cash equivalents at September 30, 2002.

Accounts Receivable

The Company uses the allowance method in accounting for bad debts. The Company has recorded an allowance at September 30, 2002 for certain receivables that it believes to be uncollectible in the amount of $971,602. The Company believes all other receivables are collectible.

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

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early application permitted for companies with fiscal years beginning after March 15, 2001, provided that the first interim period financial statements have not been previously issued. The adoption of SFAS 141 and 142 did not have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement removes goodwill from the scope of SFAS 121, and requires long-lived assets to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material effect on the Company's financial position or results of operations.


NOTE 2 - SHAREHOLDERS' EQUITY

The authorized capital stock of the Company consists of 100,000,000 shares of $.001 par value voting common stock. Each share of common stock is entitled to one vote. The holders of the capital stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the capital stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Directors do not declare such dividends. Through September 30, 2002, no dividends have been declared or paid by the Company.

In the quarter ending June 30, 2002, Spantel completed a recapitalization and according to Spanish law, was required to reduce its share capital, and accordingly reclassified a deficit in the amount of $5,151,038 to paid-in capital.

In addition, in June 2002, the Company issued 4,115,110 shares of common stock for shareholder loans in the amount of $4,115,110.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 2001

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

REVENUES

Sales for the three months ended September 30, 2002 increased $780,932 or 37.78% to $2,847,895 from $2,066,963 for the three months ended September 30, 2001. This increase was due primarily to the growth of our customer base through an increase in regional coverage and the increased sales of telecommunications services through the implementation of selling campaigns and expansion into related businesses.

COST OF GOODS SOLD/GROSS MARGIN

Cost of goods sold for the three months ended September 30, 2002 increased $682,290, or 48.28% to $2,095,363 from $1,413,073 for the three months ended
September 30, 2001. This increase was due primarily to the expansion of our business. The gross margin for the three months ended September 30, 2002 increased $98,642, or 15.09% to $752,532 from $653,890 for the three months ended September 30, 2001. The increase was primarily due to the expansion of our business coupled with better pricing as a result of negotiations with our major suppliers offset by a decrease in a new business line where the margins are currently lower.

EXPENSES

Operating expenses for the three months ended September 30, 2002, increased $819,062, or 107.13% to $1,583,579 from $764,517 for the three months ended
September 30, 2001. Expenses consist primarily of marketing and selling, professional fees, and general and administrative costs.

Marketing and selling expense increased $615,437, or 153.44% to $1,016,539 from $401,102 for the three months ended September 30, 2001. This increase was due primarily to increased sales personnel at increased salaries as compared to the comparable period in 2001 coupled with a new radio campaign and additional new mailing initiatives. Professional fees increased primarily due to the hiring of new advisors. General and administrative expense increased primarily as a result of higher salaries coupled with higher expenses as a result of outsourcing of certain items as compared to the comparable period in 2001.

NET LOSS

Net loss for the three months ended September 30, 2002 increased $752,309 or 394.32% to $943,093 from $190,784 for the three months ended September 30, 2001. This increase was primarily due to the increase in marketing and selling expense, general and administrative expense, and depreciation and amortization, partially offset by an increase in gross profit and a decrease in consulting fees and professional fees.


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 2001

REVENUES

Sales for the nine months ended September 30, 2002 increased $2,626,400 or 49.72% to $7,908,319 from $5,281,919 for the nine months ended September 30, 2001. This increase was due primarily to the growth of our customer base through an increase in regional coverage and the increased sales of telecommunications services through the implementation of selling campaigns and expansion into related businesses.

COST OF GOODS SOLD/GROSS MARGIN

Cost of goods sold for the nine months ended September 30, 2002 increased $1,734,243, or 44.44% to $5,636,479 from $3,902,236 for the nine months ended
September 30, 2001. This increase was due primarily to the expansion of our business. The gross margin for the nine months ended September 30, 2002 increased $892,157, or 64.66% to $2,271,840 from $1,379,683 for the nine months ended September 30, 2001. The increase was primarily due to the expansion of our business coupled with the increase in sales of higher margins on minutes in the current period as a result of negotiations with our major suppliers offset by a decrease in a new business line where the margins are currently lower.

EXPENSES

Operating expenses for the nine months ended September 30, 2002, increased $757,460, or 20.79% to $4,401,418 from $3,643,958 for the nine months ended
September 30, 2001. Expenses consist primarily of marketing and selling, professional fees, and general and administrative costs.

Marketing and selling expense increased $171,774, or 6.35% to $2,878,071 from $2,706,297 for the nine months ended September 30, 2001. This increase was due primarily to increased sales personnel at increased salaries as compared to the comparable period in 2001 coupled with a new radio campaign and additional new mailing initiatives. Professional fees increased primarily due to the hiring of new advisors. General and administrative expense increased primarily as a result of higher salaries coupled with higher expenses as a result of outsourcing of certain items as compared to the comparable period in 2001.

LOSS FROM OPERATIONS

Loss from operations for the nine months ended September 30, 2002 decreased $134,697, or 5.95% to $2,129,578 from $2,264,275 for the nine months ended
September 30, 2001. This decrease was primarily due to an increase in sales for the nine months ended September 30, 2002, increased gross margins and the improved quality of certain marketing and selling expenses as related to obtaining new customers.

NET LOSS

Net loss for the nine months ended September 30, 2002 increased $343,208, or 15.76% to $2,520,769 from $2,177,561 for the nine months ended September 30, 2001. This increase was primarily due to the one time gain on the disposal of discontinued operations of $312,690 coupled with an increase in marketing and selling expense, professional fees, and depreciation and amortization, partially offset by a decrease in consulting fees.

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

LIQUIDITY AND CAPITAL RESOURCES

In the quarter ending June 30, 2002, Spantel completed a recapitalization and according to Spanish law, was required to reduce its shareholders' deficit. This was accomplished through the issuance of 4,115,110 shares of common stock for shareholder loans in the amount of $4,115,110 and reclassifying a deficit in the amount of $5,151,038 to paid-in capital.

We have a commitment for additional financing of up to $1,500,000 of which, at September 30, 2002 $938,173 has been borrowed from one of our shareholders. There can be no assurances that any such additional financing would be available in a timely manner or, if available, would be on terms acceptable to us. Furthermore, any additional equity financing or convertible debt financing could be dilutive to our then-existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities, dividends, and other financial and operational matters.

GOING CONCERN

Since inception, we have incurred operating losses in each reporting period as shown in the accompanying financial statements. We incurred a net loss of $2,520,769 for the nine months ended September 30, 2002 and cash for the nine months ended September 30, 2002 decreased $402,360, and we had a working capital deficiency of $4,829,422. These factors raise substantial doubt about our ability to continue as a going concern.


ITEM 3.  CONTROLS AND PROCEDURES.

Within 90 days of the date of this report an evaluation was performed by the Company under the supervision and with the participation of management, including the President of the Company and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's period filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.  NONE.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.  NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  NONE.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.  NONE.

ITEM 5.  OTHER INFORMATION.  NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (A) INDEX TO EXHIBITS:

EXHIBIT NO.       DESCRIPTION
-----------       -----------

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

    (B) REPORTS ON FORM 8-K. NONE.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SPANTEL COMMUNICATIONS, INC.
(Registrant)



By:   /s/  Jose Ramon Basterra                          Date: November 14, 2002
    ----------------------------------------
    Jose Ramon Basterra, President



By:  /s/ Cesar Martinez                                 Date: November 14, 2002
    ----------------------------------------
Cesar Martinez, Principal Accounting Officer

CERTIFICATIONS

I, Jose Ramon Basterra, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Spantel Communications Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c.) presented this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and;

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent review evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002             Signature:   /s/ Jose Ramon Basterra
                                    Title:       President

CERTIFICATIONS

I, Cesar Martinez, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Spantel Communications Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c.) presented this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and;

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent review evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002               Signature: /s/ Cesar Martinez
                                      Title: Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Spantel Communications, Inc (the "Company") on Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jose Ramon Basterra, in my capacity as President of the Company and Cesar Martinez having responsibilities of the Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         1. the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         2. the information contained in the Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Report and the results of operations of the Company for the period covered by the Report.



     /s/ Jose Ramon Basterra                        Dated:  November 14, 2002
     ---------------------------------
       Jose Ramon Basterra
       President


      /s/ Cesar Martinez
     ---------------------------------
       Principal Accounting Officer                 Dated:  November 14, 2002