Form 10KSB
period 2002-12-31
SPANTEL COMMUNICATIONS INC
filed 2003-04-15
CIK 932818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

COMMISSION FILE NUMBER
0-25124

SPANTEL COMMUNICATIONS INC.

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

STATE ISSUER’S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $11,496,723 AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES AS OF DECEMBER 31, 2002: $3,383,569

AS OF DECEMBER 31, 2002, THERE ARE 21,858,746 SHARES OF COMMON STOCK OUTSTANDING. THE ISSUER HAS NO OTHER CLASSES OF STOCK OUTSTANDING.

2002 ANNUAL REPORT ON FORM 10-KSB

TABLE OF CONTENTS

PART I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
Item 9.	Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits, List and Reports on Form 8-K
Item 14.	Controls and Procedures

PART I

ITEM 1. DESCRIPTION OF BUSINESS

A.	BUSINESS DEVELOPMENT

We were incorporated pursuant to the Canada Business Corporations Act on May 17, 1984 under the name 133,166 Canada Inc and subsequently changed our name, as follows:

Effective Date of Name Change	New Name
October 28, 1986	Eleven Business Acquisitions, Inc.
July 23, 1990	Ivana Capital Corporation
September 29, 1992	First Ivana Technologies, Ltd
March 30, 1993	VitaMed Pharmaceuticals, Ltd
July 12, 1993	Receptagen, Ltd
October 30, 2001	Spantel Communications, Inc

We are a reporting issuer and our common shares have been listed on the OTC.BB under the symbol SPAL. Our shares have been traded on the Over the Counter Bulletin Board (“OTCBB”) since July 3, 2001.

Reverse Take-Over of Spantel Communications, Inc. (“the Transaction”): On July 12, 2001, our shareholders approved the Transaction at a shareholder’s meeting duly held in accordance with applicable law. The terms of the Transaction called for the acquisition by us of all (100%) of the issued and outstanding common shares of Spantel Communications Inc. BVI (“SCI”). SCI is a British Virgin Islands company that is the parent company of Spantel 2000 S.A., a Spanish company engaged in the business of providing long-distance telephone service in Spain.

Pursuant to and as a condition of the Transaction, we issued 16,500,000 post-consolidated common shares to the shareholders of SCI in exchange for 100% of the SCI common shares. An additional condition of the Transaction was a settlement of certain obligations, whereby we eliminated $528,399 of our outstanding debt.

Additionally, a 10:1 share consolidation took place on October 16, 2001, prior to the acquisition of SCI, as approved at the shareholder’s meeting held on July 12, 2001. As a result of the 10:1 share consolidation, we had 1,193,636 common shares issued and outstanding immediately prior to the issuance of a further 16,500,000 common shares for the acquisition of SCI.

Prior to the shareholder’s meeting, all of our shareholders received a Management Information Circular that provided information to enable our shareholders to make informed decisions concerning the Transaction.

Domestication in the State of Florida:

On October 18, 2001, we completed our domestication and incorporation in the State of Florida, transferring our charter from Canadian federal jurisdiction.

Name Change:

On October 18, 2001 we filed appropriate documents with the State of Florida changing our name from Receptagen Ltd. to “Spantel Communications, Inc.” The name change became effective on October 30, 2001.

B.	BUSINESS OF ISSUER

Products and Services:

We are a provider of discount long distance telephone service and are headquartered in Fuengirola, Spain. The Company had been headquartered in Madrid, Spain from its inception until November 30, 2002 when all executive activities were relocated. We market our services primarily to a broad base of customers that includes small to medium enterprises and larger corporations, governmental entities, educational institutions, and residential consumers. We have been created with the mission of becoming the leading alternative operator in the Spanish telecommunications market.

We believe that we can become an industry leader by (1) developing, marketing and delivering the premier discount long distance service in the industry through our sales and service-driven organization; and (2) leveraging our industry experience and strategic relationships within the telecommunications arena to provide us with competitive advantages in the areas of telecommunications acquisition and distribution, call management and maintenance, sales, marketing and customer services. Our philosophy is to grow our business by investing in marketing, and delivering our services rather than investing substantial resources in costly centralized facilities or buying market share through premium-priced acquisitions.

We have ancillary proprietary products and services to enhance our customer base in order to achieve maximum penetration and revenue. These products and services include (1) SPANTECNICA(R), a service providing in-house technical support and equipment sales/installations of telephone equipment and end user systems, and (2) SPANPOWER(R), a discount residential electricity provider serving the one-kilowatt market (which will be available upon deregulation).

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

Customers:

Our prospective customer base is essentially comprised of anyone who has a fixed line telephone in Spain. Customers are small and large businesses, government agencies, single family residences and resort facilities. Currently, the customer base is made up of primarily residential and business users, with some entry being made into government facilities.

Competition:

Telefonica has monopolized the telecommunications industry in Spain since phone service was established approximately 75 years ago. Between 1924 and 1999 telecommunications costs in Spain were some of the highest in all of Europe and probably would have remained there had it not been for the creation of the European Union. In the 1990’s many of Europe’s premier countries agreed to major changes in the way the countries were governed and how businesses were operated as a condition of entry. Utilities, such as telephone companies were the first to be deregulated in order to rid the countries of costly monopolies that hinder economic growth. Competition in long distance telecommunications has been proven all over the world to lower prices and increase the services available.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease the following properties from related party ABC Telemarketing S.L., for operations and management of our business:

Fuengirola Office, located in Malaga, Spain consists of approximately 2,000 square meters at a rate of 10,969.67 Euros/Month (USD $11,433/Month) expiring January 2005;

Banus Office, located in Malaga, Spain consists of approximately 500 square meters at a rate of 3,260.24 Euros/Month (USD $3,398/Month) expiring January 2004. As of the end of the 2002 fiscal year, the Company was considering closing this office in order to cut costs and streamline operations;

Madrid Office, located in Madrid, Spain consisted of approximately 200 square meters at a rate of 2,612.72 Euros/Month (USD $2,723/Month) expiring February 2004. On November 30, 2002 the Company closed the office in Madrid as its new president resided in the Province of Malaga and the office was an unnecessary expense. This office was closed without any financial penalty or cost to the Company and is expected to save the company 15,000.00 Euros/Month (USD $15,633/Month).

The monthly rental rate of each of the above properties is based on the Consumer Price Index of Spain and is adjusted based on such on a yearly basis.

ITEM 3. LEGAL PROCEEDINGS

To our knowledge, as of December 31, 2002 there were no legal proceedings currently threatened or pending against us or our property or subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year covered by this report, no matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Information. There has been a trading market on NASDAQ’s OTC Bulletin Board for our common stock since July , 2002 under the symbol “SPAL.OB”. The trading activity has been generally sporadic and the price has dropped significantly since trading began. The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions. There can be no assurance that an active trading market will ever develop or if such a market does develop, that it will continue.

	High ($)	Low ($)

Fiscal 2002
Third Quarter (07/01/02-09/31/02)	4.00	0.32
Fourth Quarter (10/01/02-12/31/02)	0.38	0.10

(b)	Holders. As of December 31, 2002 there were 1,135 shareholders of record.

(c)	Dividends. There have been no dividends declared on our outstanding common stock for the last three (3) fiscal years.

(d)	Recent Sales of Unregistered Stock. We have not executed any sales of unregistered securities in the last three years.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements May Not Prove Accurate:

When used in this Form 10-KSB, the words “anticipated,” “estimate,” “expect” and other similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including the possibility that we will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Management’s Discussion and Analysis:

The following discussion is intended to assist in an understanding of our consolidated financial position as of December 31, 2002, and the results of our operations for the year then ended. Unless indicated to the contrary, all financial disclosures are in US dollars.

You should read the following discussion and analysis of financial condition and results of our operations together with the consolidated financial statements and notes, which appear elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in Item 1 “Description of Business” our actual results may differ materially from those anticipated in these forward-looking statements.

Going Concern Qualification:

As discussed in the financial statements, which are an integral part of this document, our independent auditors have advised us that as a result of recurring losses from operations, substantial doubts have been raised about our ability to continue as a going concern.

The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations. Management’s plans in this regard are to increase revenue, reduce expenses and increase equity. The Company has closed one of its small offices and intends to close another during 2003, and has reduced personnel by approximately 30%. In addition, the Company is currently in negotiations with a related party to convert approximately $1,200,000 of debt into equity. The Company is also in the process of negotiating better prices with certain suppliers.

YEAR ENDING DECEMBER 31, 2002 VERSUS DECEMBER 31, 2001

Revenues:

Revenue is derived primarily from the number of minutes of use (or fractions thereof) that are billed and recorded upon completion of telephone calls. We maintain local market pricing structures for our services and generally price our services at a discount to the prices charged by the local incumbent telecommunications operators and other established carriers. We have experienced, and expect to continue to experience, declining revenue per minute in all of our markets as a result of increasing competition, which we expect will be offset by increased minute volumes and decreased operating costs per minute.

The main services we provide are the following:

a)	Post payment telephone services to residential and commercial clients (international, national, local, mobile voice and data services).

b)	Prepayment telephone services to phone shops and small business.

c)	Direct access.

d)	Switch and phone set.

e)	Telephone cards.

f)	Technical services.

Revenue for the year ended December 31, 2002 was $11,496,723 versus $7,418,194 in fiscal year 2001. Total revenue was significantly higher than the previous year due to the overall increase in number of customers and the amount of service used by each customer.

We have been actively engaged in the telecommunications industry since 1999. Our target customers are small to medium-sized businesses, and to some extent niche consumer markets, including selected communities with significant immigrant population. The Company also has contracts with various locotorios, or public phone rooms, where we provide them with minutes on a pre-paid basis.

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

Components of Costs and Expenses:

COMMUNICATIONS EXPENSE

Our communications expense is primarily affected by the volume of traffic relative to facilities leased on a point-to-point, fixed-cost basis and capacity leased on a per minute basis with volume discounts. The majority of our communications expense is variable, including local access charges and transmission capacity leased on a per-minute of use basis. A significant percentage of our international transmission facilities will continue to be leased on a variable cost basis.

Communications expense for the year ended December 31, 2002 increased $2,344,332 or 42.2% to $7,893,558, from $5,549,226 for the year ended December 31, 2001. As a result, our margin between communications expense and revenue increased. This increase was primarily due to the expansion of our business coupled with the increase in sales of higher margins on minutes in the current period as a result of negotiations with our major suppliers.

MARKETING, SELLING, GENERAL AND ADMINISTRATIVE

Our marketing, selling, general and administrative expenses consist primarily of costs incurred to gain new customers, introduction of products and services, and providing ongoing customer service. These costs principally comprised of costs associated with employee compensation, occupancy, insurance, professional and consulting fees, sales and marketing and bad debt expenses.

We expect that during periods of significant expansion, selling, general and administrative expenses will increase materially. Accordingly, our results of operations will vary depending on the timing and speed of our expansion strategy and, during a period of rapid expansion, will not necessarily reflect the performance of our more established markets.

These expenses decreased to $4,961,629 or 29.6% from $7,048,783 for the year ended December 31, 2001. The principal reason for the decrease was a decrease in marketing and selling expenses ($2,208,267 decrease) as the Company discontinued certain arrangements with various advertisers and outside marketers, thus reducing costs and commissions paid. Additionally, consulting expenses decreased ($344,558) as the Company cancelled several arrangements with various outside consultants.

BANDWIDTH AND RELATED COSTS

We have been operating as a switch-less reseller, therefore, not incurring costs associated with bandwidth. As we grow and evolve into a switched carrier, bandwidth and related costs will primarily be comprised of leasing expenses associated with network circuits. We will obtain backbone capacity through short-term leases. We will bear leasing expenses regardless of whether we lease directly or indirectly through another entity that may lease communications lines locally on our behalf. As bandwidth prices drop and capacity becomes available for purchase or long-term lease, we will use some short-term leases on major international and regional routes with economical long-term solutions. We expect to purchase such longer-term capacity where it is economical to do so.

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

Spantel was granted a B1 license on September 21, 2000, which gives the Company the right to develop its own proprietary network with access code (1030). As there is currently an overcapacity in Spain, Spantel made a request to the CMV (telephone regulatory authority), which was granted, to outsource its network operations to avoid incurring the substantial costs of establishing a network.

As a result of this approval, Spantel reached an agreement with BT Ignite, a subsidiary of British Telecom, for the development, deployment and management of a network throughout Spain using the 1030 access code. This is the first of its kind agreement in Spain for a company such as Spantel to use the infrastructure of another carrier to carry and manage its traffic.

The system was developed in 2002 and actual testing with our customer base began January 1, 2003. We will run approximately 4 million minutes a month through this network until April in order to assure the quality of service and the reliability of the technology meets the criteria as set forth in the contract. After the test period we will direct all new customers to the network and look towards migrating our existing customer base in such a way as not to disrupt our current revenues.

Management believes that this innovative agreement will help reduce our costs and increase our efficiency and quality, enabling us to offer a wider array of services that customers expect to receive from their carriers.

NET LOSS FROM CONTINUING OPERATIONS

Our net loss decreased to $1,902,664 for the year ended December 31, 2002 versus a net loss of $5,509,671 for the year ended December 31, 2001, or a decrease of 65.5%. The decrease in net loss is attributable primarily to an increase in our margins between minutes sold and the cost of the minutes, and decreases in marketing, selling and general and administrative expenses.

ASSETS AND LIABILITIES

As of December 31, 2002, we had total assets of $7,545,924 and total liabilities of $9,760,632, compared to $6,524,665 and $10,455,371, respectively, as of December 31, 2001. No assurances can be made as to our ability to meet our cash requirements in connection with any expansion of our operations or any possible business combinations.

CASH FLOW

The cash flows for year ended December 31, 2002, reflect the volatile nature of the telecommunications industry and the reallocation of our assets indicative of a growing organization.

CAPITAL RESOURCES

Our capital resources have been provided primarily by capital contributions from stockholders, stockholders’ loans and the exchange of outstanding debt into our common stock.

WORKING CAPITAL AND LIQUIDITY

As of December 31, 2002, we had a working capital deficit of approximately $4,344,270. We believe that it will be necessary to increase working capital. This may be achieved by converting indebtedness from stockholders to common stock or other securities and continuing to reduce operating costs while increasing revenue and related margins.

Plan of Operation:

The Company plans to internally grow our existing customer base through our marketing plan. This marketing plan features a combination of services to build revenues both with existing and new customers. This campaign is designed to enhance customer service and to both entice and hold customer loyalty. We are also looking to add new products.

We have contracted with Uni2, BT, among others, to purchase telephone time. The contracts are variable by the number of minutes used and the point-to-point destination of the call. We have negotiated better prices and more facilities with these suppliers, therefore we should be able to increase current margins in cost of minutes versus revenue minutes sold.

We are planning to close one office located in Marbella, Spain. Additionally, we have already reduced the personnel of the Company by approximately 30%, but without reducing the normal operations of the Company. Additionally, we are negotiating with banks to reduce the current charges and other financial fees charged.

YEAR ENDING DECEMBER 31, 2001 VERSUS DECEMBER 31, 2000

Revenues:

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

Components of Costs and Expenses:

COMMUNICATIONS EXPENSE

Our cost of services is primarily affected by the volume of traffic relative to facilities leased on a point-to-point, fixed-cost basis and capacity leased on a per minute basis with volume discounts. The majority of our cost of services are variable, including local access charges and transmission capacity leased on a per-minute of use basis. A significant percentage of our international transmission facilities will continue to be leased on a variable cost basis.

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

BANDWIDTH AND RELATED COSTS

We have been operating as a switch-less reseller, therefore, not incurring costs associated with bandwidth. As we grow and evolve into a switched carrier, bandwidth and related costs will primarily be comprised of leasing expenses associated with network circuits. We will obtain backbone capacity through short-term leases. We will bear leasing expenses regardless of whether we lease directly or indirectly through another entity that may lease communications lines locally on our behalf. As bandwidth prices drop and capacity becomes available for purchase or long-term lease, we will use some short-term leases on major international and regional routes with economical long-term solutions. We expect to purchase such longer-term capacity where it is economical to do so.

DISCONTINUED OPERATIONS

We reported a gain on the disposal of discontinued operations of $312,690, for the year ended December 31, 2001, compared to a loss from discontinued operations of $312,690 for the year ended December 31, 2000. This was the result of the disposal of the net assets of the wholly owned subsidiary, Spansurf, S.L., an Internet service provider, at the end of the year 2000.

NETWORK OPERATIONS

Upon changing to a switched carrier, our network operation expenses will include costs associated with our network management, operations and support activities. These costs include in, general, leasing and outsourcing expenses.

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

CAPITAL RESOURCES

Our capital resources have been provided primarily by capital contributions from stockholders, stockholders’ loans and the exchange of outstanding debt into our common stock.

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

FLUCTUATIONS IN OPERATING RESULTS

Our revenues and results of operations may vary significantly in the future. Our revenues and results of operations are difficult to forecast and could be adversely affected by many factors, some of which are outside our control, including, among others, the expected relatively long sales and implementation cycles for our services and products; the size and timing of individual license transactions and joint venture arrangements; seasonality of revenues; changes in our operating expenses; changes in the mix of products and services sold; timing of introduction or enhancement of our products or competitors; market acceptance of new products; changes in technology; personnel changes and difficulties in attracting and retaining qualified sales, marketing, technical and consulting personnel; changes in customers’ budgeting cycles; quality control of products sold; and economic conditions generally and in Spain in particular and in specific industry segments, particularly the communications industry.

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

RAW MATERIALS

The basic raw materials and components for the telecommunication services and other products being developed by us are readily available. We do not expect to experience any significant delays in obtaining timely delivery of our telecommunication equipment and components.

SEASONALITY

We expect to experience seasonal variations in revenues and operating costs because sales activity for our services and products may increase in the summer and winter seasons, which is expected to cause our operations to increase during such periods.

Quantitative and Qualitative Disclosures About Market Risk:

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

As of December 31, 2002, we were primarily exposed to the following currencies: the Euro.

EURO CONVERSION

On January 1, 1999, 11 of the 15 member countries of the European Union introduced a new currency, the “Euro”. The conversion rates between the Euro and the participating nations’ existing legacy currencies were fixed irrevocably as of December 31, 1998. Prior to full implementation of the new currency on January 1, 2002, there was a transition period during which parties may, at their discretion, use either the legacy currencies or the Euro for financial transactions.

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

SPANTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Spantel Communications, Inc.

We have audited the accompanying consolidated balance sheets of Spantel Communications, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spantel Communications, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SPICER, JEFFRIES & CO.

Denver, Colorado
March 7, 2003

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December31,	December31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Notes 1 and 4)	$1,845,910	$983,134
Receivables:
Trade, net of allowances for doubtful accounts	2,018,566	2,285,672
Related parties (Note 6)	250,954	251,163
Taxes	715,859	571,346
Deferred subscriber acquisition costs (Note 6)	310,193	399,063
Other current assets	74,880	81,087

Total current assets	5,216,362	4,571,465

OTHER ASSETS:
Property and equipment, net (Note 2)	1,010,793	712,667
Deferred subscriber acquisition costs (Note 6)	1,240,771	1,197,189
Deposits	77,998	43,344

Total other assets	2,329,562	1,953,200

TOTAL ASSETS	$7,545,924	$6,524,665

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,509,339	$3,071,983
Advances from bank (Note 4)	1,262,609	723,571
Due to related parties (Note 6)	3,788,684	6,659,817

Total current liabilities	9,560,632	10,455,371

CONVERTIBLE NOTE PAYABLE (Note 8)	200,000	—

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ DEFICIT (Note 3):
Common stock, $.001 par value, 100,000,000 shares authorized, 21,858,746 and 17,693,636 shares issued and outstanding, respectively	21,859	17,694
Additional paid-in capital	3,895,402	5,226,400
Accumulated other comprehensive income	63,059	268,602
Deficit	(6,195,028)	(9,443,402)

Total shareholders’ deficit	(2,214,708)	(3,930,706)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$7,545,924	$6,524,665

The accompanying notes are an integral part of these statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2002	2001

SALES	$11,496,723	$7,418,194
EXPENSES:
Communications	7,893,558	5,549,226
Marketing and selling	3,107,826	5,316,093
Consulting (Note 6)	287,361	631,919
Professional fees (Note 3)	468,831	338,232
General and administrative	847,610	635,522
Depreciation and amortization	250,001	127,017

Total operating expenses	12,855,187	12,598,009

Loss from operations	(1,358,464)	(5,179,815)
OTHER EXPENSES:
Interest expense	(544,200)	(309,114)
Other	—	(20,742)

Total other expenses	(544,200)	(329,856)

Net loss from continuing operations	(1,902,664)	(5,509,671)
DISCONTINUED OPERATIONS (Note 5):
Gain (loss) on disposal of discontinued operations	—	312,690

NET LOSS	$(1,902,664)	$(5,196,981)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss from continuing operations	$(0.10)	$(0.32)

Discontinued operations	$—	$.02

Net loss	$(0.10)	$(0.30)

WEIGHTED AVERAGE SHARES OUTSTANDING	19,903,585	17,297,337

The accompanying notes are an integral part of these statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31,
	2002	2001

NET LOSS	$(1,902,664)	$(5,196,981)
OTHER COMPREHENSIVE INCOME (LOSS):
Exchange gains and losses	(205,543)	337,304

COMPREHENSIVE LOSS	$(2,108,207)	$(4,859,677)

The accompanying notes are an integral part of these statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

						Accumulated
		Common		Common	Additional	Other
	Common	Stock	Common	Stock	Paid-In	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income	Deficit

BALANCES, December 31, 2000	20,500	$122,437	—	$—	$—	$(68,702)	$(4,246,421)
Issuance of common stock	2,000,000	6,312,605	—	—	—	—	—
Reverse acquisition of Receptagen (Notes 1 and 3)	(2,020,500)	(6,435,042)	17,693,636	17,694	5,226,400	—	—
Other comprehensive income	—	—	—	—	—	337,304	—
Net loss	—	—	—	—	—	—	(5,196,981)

BALANCES, December 31, 2001	—	—	17,693,636	17,694	5,226,400	268,602	(9,443,402)
Issuance of common stock	—	—	4,115,110	4,115	4,110,995	—	—
Issuance of common stock for services	—	—	50,000	50	99,950	—	—
Recapitalization (Note 3)	—	—	—	—	(5,541,943)	390,905	5,151,038
Other comprehensive loss	—	—	—	—	—	(596,448)	—
Net loss	—	—	—	—	—	—	(1,902,664)

BALANCES, December 31, 2002	—	$—	$21,858,746	$21,859	$3,895,402	$63,059	$(6,195,028)

The accompanying notes are an integral part of these statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,902,664)	$(5,509,671)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	250,001	127,017
Issuance of common stock for services	100,000	—
Decrease (increase) in accounts receivable, net	267,106	(1,647,348)
Increase in taxes receivable	(144,513)	(119,308)
Decrease in prepaid commissions	45,288	601,136
Increase in other assets	(28,447)	(35,616)
Increase in advances from bank	539,038	200,150
Decrease in receivable from related parties	209	4,272,361
Increase in due to related parties	1,062,054	723,571
Increase in accounts payable and accrued expenses	1,428,374	1,664,910

Net cash provided by operating activities	1,616,446	277,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired on reverse acquisition	—	46
Purchases of property and equipment	(548,127)	(308,238)

Net cash used in investing activities	(548,127)	(308,192)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(205,543)	337,304

NET INCREASE IN CASH	862,776	306,314
CASH, beginning of year	983,134	676,820

CASH, end of year	$1,845,910	$983,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$544,200	$309,114

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of note payable for payment of related party advances	$200,000	$—

Liabilities assumed on reverse acquisition, net of cash acquired	$—	$1,190,948

Common stock issued for shareholder advances	$4,115,110	$6,312,605

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

The Company has a shareholders’ deficit at December 31, 2002 of $2,214,708 and a working capital deficit of $4,344,270 that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations. Management’s plans in this regard are to increase revenue, reduce expenses and increase equity. The Company has closed one of its small offices and intends to close another during 2003, and is planning on reducing personnel by 30%. In addition, the Company is currently in negotiations with a related party to convert approximately $1,200,000 of debt into equity. The Company is also in the process of negotiating better prices with certain suppliers.

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At December 31, 2002 and 2001, cash and cash equivalents includes $1,745,622 and $817,602 in money market funds that secure advances from the Company’s bank in the amount of $1,262,609 and $723,571 (see Note 4).

Accounts Receivable

Accounts receivable are net of allowance for doubtful accounts of $449,091 and $705,519 as of December 31, 2002 and 2001, respectively. The Company believes all other receivables are collectible. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific subscribers, historical trends and other information.

Deferred Subscriber Acquisition Costs

According to the terms of prevailing contracts, the Company established commercial relations with a series of telemarketing agencies that provided the Company with marketing and customer targeting services. Commissions ranging from 5% to 8% are accrued for these services based on consumption generated by customers gained by these various agencies. These amounts represent certain amounts due in the future that have been advanced to the various agencies. The telemarketing services of the unrelated agencies ceased during 2001.

Property and Equipment

The Company provides for depreciation and amortization of these assets using both straight-line and accelerated methods based on estimated useful lives of, generally, three to ten years.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue is recognized at the time the services are provided to subscribers.

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

Advertising Costs

Advertising and marketing costs are expensed as incurred and totaled $525,822 and $389,558 for the years ended December 31, 2002 and 2001, respectively.

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

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, the Company will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. The adoption of SFAS 145 did not have a material effect on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company’s financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This standard amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 did not have a material effect on the Company’s financial position or results of operations.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2- PROPERTY AND EQUIPMENT

	December 31,
Cost:	2002	2001

Construction	$44,250	$34,727
Technical installations and machinery	284,394	174,339
Other installations, tools and furniture	65,112	52,602
Data processing equipment	362,923	334,806
Software	212,623	185,189
Other assets	473,484	113,918

Total cost	$1,442,786	$895,581

Accumulated depreciation:
Construction	$16,929	$7,127
Technical installations and machinery	54,849	20,072
Other installations, tools and furniture	14,481	7,598
Data processing equipment	215,653	122,977
Software	52,623	10,001
Other assets	77,458	15,139

Total accumulated depreciation	$431,993	$182,914

Net book value	$1,010,793	$712,667

NOTE 3- SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 100,000,000 shares of $.001 par value voting common stock. Each share of common stock is entitled to one vote. The holders of the capital stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the capital stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Directors do not declare such dividends. Through December 31, 2002, no dividends have been declared or paid by the Company.

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

Prior to the reverse acquisition, Spantel issued 2,000,000 shares of common stock in June 2001 to repay shareholder advances in the amount of $6,312,605 (see Note 6).

During the year ended December 31, 2002, Spantel completed a recapitalization and according to Spanish corporate law, was required to reduce its share capital, and accordingly reclassified a deficit in the amount of $5,151,038 to paid-in capital.

In addition, in June 2002, the Company issued 4,115,110 shares of common stock for shareholder loans in the amount of $4,115,110.

In July 2002, the Company issued 50,000 shares of common stock as compensation for legal services, valued at $2.00 per share, or $100,000. This amount has been included in professional fees in the accompanying statement of operations.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4- ADVANCES FROM BANK

The Company’s bank advances funds based on the amount that the Company bills to its customers each month. These customers then pay the bank directly. In the event these customers do not pay the bank, the amount receivable from these customers is charged back against the restricted cash equivalent held by the bank (see Note 1). The Company is charged a fee by their bank for this service.

NOTE 5- NET ASSETS HELD FOR DISPOSAL

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

			Year Ended
	December 31,		December 31,
	2000		2000

Assets:
Current assets	$82,824	Sales	$12,168
Fixed and other assets	44,527

	127,351	Operating loss	(311,150)
		Net loss	(311,150)
Liabilities:
Accounts payable	440,041

Net assets held for disposal	$(312,690)

NOTE 6- RELATED PARTY TRANSACTIONS

Balances with related parties at December 31, 2002 and 2001 consisted of the following:

	Due from Related Parties		Due to Related Parties
	December 31,		December 31,
	2002	2001	2002	2001

Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	$—	$—	$292,229	$292,229

Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	—	—	310,218	310,218

Advances from shareholders	—	—	1,220,690	3,770,576

Advances from/to related parties	250,954	251,163	158,380	293,637

Due to related companies for telemarketing and other services	—	—	1,807,167	1,993,157

Total	$250,954	$251,163	$3,788,684	$6,659,817

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6- RELATED PARTY TRANSACTIONS (continued)

Spantel S.A. relies on a related entity, ABC Telemarketing S.L. (“ABC”), a Spanish company, for telemarketing services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel S.A. and charges Spantel S.A. for the services provided. Spantel S.A. incurred $1,902,737 and $1,765,347 during the years ended December 31, 2002 and 2001, respectively related to these services from ABC. Included in due to related companies for telemarketing and other services above is $1,785,207 and $1,974,497 as of December 31, 2002 and 2001, respectively, due to ABC.

During 2002 and 2001, respectively, the Company paid $224,537 and $631,919 to Credifinance Capital Corp. (“Credifinance”) for investment banking fees for services rendered in connection with the reverse acquisition of Spantel (formerly Receptagen, Ltd.). At December 31, 2001 an additional $208,982 was owed Credifinance for amounts advanced for operating expenses incurred by Spantel during 2001 and is included in due to related parties above for 2001. During 2002, this amount was repaid by an unrelated entity, and accordingly this amount is now owed to that unrelated entity (see Note 8). Credifinance is also related to the entity that is the note holder of the two notes payable listed above totaling $602,447 and in addition, is related to another entity that is a 5.65% shareholder.

Included in due from related parties above is $156,113 and $106,241 as of December 31, 2002 and 2001, respectively due from Spansurf. Also included in due from related parties above is $94,840 and $144,922 as of December 31, 2002 and 2001, respectively, due from entities owned by certain shareholders and directors of the Company and $121,201 due to entities owned by certain shareholders and directors of the Company.

Included in deferred subscriber acquisition costs at December 31, 2002 and 2001 is $229,118 and $155,959 to related parties.

On March 27, 2002, Spantel S.A. entered into an agreement with a related party to borrow up to $1,500,000 bearing interest at market rates and maturing in not less than one year. As of December 31, 2002, the Company owed this related party $1,220,690 pursuant to the agreement.

NOTE 7- INCOME TAXES

At December 31, 2002, the Company had an unused U.S. federal net operating loss carryforward of approximately $141,800 for income tax purposes, which expires in 2021. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. In addition, at December 31, 2002, the Company had an unused Spanish net operating loss carryforward of approximately $6,996,700 USD, of which $1,302,000 expires in 2015, $4,019,000 expires in 2016 and the remainder in 2017. These net operating loss carryforwards may result in future income tax benefits of approximately $2,427,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2002 and 2001 are as follows:

	2002	2001

Deferred tax liabilities	$—	$—

Deferred tax assets:
U.S. net operating loss carryforwards	$48,200	$2,250
Spanish net operating loss carryforwards	2,37,8800	1,862,350
Temporary differences	—	—

Total deferred tax assets	2,427,000	1,864,600
Valuation allowance for deferred tax assets	(2,427,000)	(1,864,600)

	$—	$—

The valuation allowance for deferred tax assets was increased by $562,400 and $1,408,900 for the years ending 2002 and 2001.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8- CONVERTIBLE NOTE PAYABLE, COMMITMENTS AND CONTINGENCIES

In June 2002, the Company issued a convertible note payable to an unrelated company, in payment of advances in the amount of $200,000 owed to a related entity. The $200,000 note payable bears interest at 8%, is due June 30, 2007 and is convertible into shares of common stock at the market rate at the time of conversion, but no less than $0.50 per share.

The Company leases office space under month-to-month agreements with related parties. The annual rents under these leases are approximately $210,600.

The Company purchases all of its telephone services from two suppliers based on corresponding supply contracts signed by the parties. These contracts are renewable annually. The Company believes that the contracts subscribed with these telephone operators will be renewed on related expiration dates given that all terms of the contracts have been met and that, if they were not to renew their contracts, the Company would be able to continue rendering its services to its customers via alternative operators in the communications industry.

The Company’s cash and cash equivalents are not insured by any regulatory authority in Spain, therefore, should the bank cease doing business, these amounts are subject to loss.

ITEM 8.     CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective January 23, 2002, we retained Spicer Jeffries & Co. of Denver, Colorado as our new certifying accountants, replacing Salberg & Company PA. The decision to change accountants was solely prompted on the change of our business and was made by the audit committee of our board of directors. Salberg & Company PA was notified on January 23, 2002. There were no disagreements with Salberg & Company PA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the period of their engagement, which was June 11, 2001 through January 23, 2002.

The reports of Salberg & Company PA, on our financial statements for the years ended December 31, 1999 and 2000 contained a modification as to our ability to continue as a going concern because of our accumulated deficit and working capital deficiency.

The decision to change auditors was made by the audit committee of our board of directors and was approved by the full board of directors.

PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Company has established a two (2) member board of directors. On December 31, 2002, members of the board of directors were as follows:

Name	Age	Office

Mohamed A. Khashoggi Jose Ramon Basterra	39 46	Director President and Director

MOHAMED A. KHASHOGGI. Mr. Khashoggi has been a Director since our inception and served as President until September 20, 2002. From 1997 until joining us, Mr. Khashoggi provided consulting services on behalf of Ibadesa S.L., a business consulting firm in Madrid, Spain. He holds a Masters degree in International Studies from the University of Utah.

JOSE RAMON BASTERRA. Mr. Basterra acted as the Management Director since our inception, until succeeding Mr. Khashoggi as President. He has been a vice-president with Abogados & Economistas in Bilbao, Spain since 1990 and was a Managing Director of Salumar, S.A. in Marbella, Spain in 1997 and 1998. He holds a law degree from Universidad del Pais Vasco and an MBA from Instituto de Empresa, both in Bilbao, Spain.

We pay Mr. Khashoggi approximately 2,400 Euros/Month (USD $2,501/Month) for his contribution to the Company as a Director. Mr. Basterra’s compensation is inclusive of his service to the Company as President and Director. In addition to their compensation, we reimburse directors for any reasonable expenses pertaining to attending meetings, including travel, lodging and meals.

Our Articles of Incorporation provide that the board of directors shall consist of not less than one director, each of which shall be elected annually, and serve for a term of one year. Currently our board of directors consists of Mr. Khashoggi and Mr. Basterra, who were initially elected in June 1999, subsequently re-elected in 2001 and 2002, and shall serve until the next annual meeting of stockholders and until the election and qualification of their respective successors.

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

ITEM 10.      EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid for services rendered to us during the last three years by the following executive officers serving at the end of the year ended December 31, 2002

Name and Principal Position	Year	Salary (USD)	Other Compensation

Mohamed A. Khashoggi,	2002	$30,335.70
Director (1) (2)	2001	$46,828.80	None
	2000	$13,855.10
Jose Ramon Basterra,	2002	$73,614.90
President and Director (1)	2001	$26,060.20	None
(2) (5)	2000	$12,237.10
Cesar Martinez, Financial	2002	$70,644.90
Manager (2) (3)	2001	$31,699.20	None
	2000	$-0-
Gabriel DeLacaux,	2000	$73,590.70
Operations Director (2) (4)	2001	$57,322.20	None
	2000	$4,875.75

(1)  KHASHOGGI AND BASTERRA BECAME ASSOCIATED WITH THE COMPANY AT INCEPTION. IN AN ATTEMPT TO CONSERVE WORKING CAPITAL, KHASHOGGI AND BASTERRA, AGREED TO REDUCED SALARIES UNTIL SUCH TIME AS THE COMPANY WAS MORE SOLVENT.

(2)  IN THE YEARS 2001 AND 2002, SALARIES AND INVOICES WERE PAID IN SPANISH PESETAS AND EURO’S, RESPECTIVELY. THE RATE SHOWN HERE IS BASED ON THE EXCHANGE RATE FOR THE LAST BUSINESS DAY OF EACH YEAR.

(3)  MR. MARTINEZ WAS PAID FROM JANUARY THROUGH DECEMBER OF 2002 AND JUNE TO DECEMBER 2001 FOR HIS SERVICES AS THE COMPANY’S FINANCIAL DIRECTOR.

(4)  MR. DELACLAUX PROVIDED CONSULTING SERVICES ON A NON-AFFILIATED BASIS IN 2000 AND UP UNTIL MAY 2001. HE CONTINUED TO RECEIVE COMPENSATION AGAINST INVOICE THROUGH DECEMBER 2002 AS OPERATIONS DIRECTOR.

(5)  MR. BASTERRA WAS PAID ADDITIONAL COMPENSATION OF $12,108.00 THROUGH DDT, INC. A COMPANY OWNED 100% BY MR. BASTERRA.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

There were no options to purchase shares of our common stock and SARs granted by us to our named executive officers in the fiscal year ended December 31, 2002.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

There were no options to purchase shares of our common stock or SARs exercised in the last fiscal year ended December 31, 2002.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2002 with respect to the beneficial ownership of the outstanding shares of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors; (3) each Named Executive Officer; and (4) all directors and executive officers as a group. As of December 31, 2002 there were 21,858,746 shares of our common stock issued and outstanding.

Name and Address of		Number of Shares	% of Stock
Beneficial Owner	Title of Class	Beneficially Owned	Beneficially Owned

Mohamed Khashoggi 200-A Benabola Puerta Banus, 29660, Malaga Spain	Common Stock	2,800,000	12.8%
Jose Ramon Basterra Jardines del Puerto, Local 21 Avda. Jose Banus S/N Marbella, 29660, Malaga Spain	Common Stock	1,070,900	4.9%
Cesar Martinez, Jardines del Puerto, Local 21 Avda. Jose Banus S/N Marbella, 29660, Malaga Spain	Common Stock	10,000	*
Gabriel DeLacaux Jardines del Puerto, Local 21 Avda. Jose Banus S/N Marbella, 29660,	Common Stock	60,000	*

Name and Address of		Number of Shares	% of Stock
Beneficial Owner	Title of Class	Beneficially Owned	Beneficially Owned

Malaga Spain
Financiere Hispoano-Suiza SA(1) 10 Rue Pierre Fation Geneva, 1206 Switzerland	Common Stock	1,000,000	4.6%
All directors officers and as a group (5 persons)	Common Stock	4,940,900	22.6%

*  Indicates less than 1% ownership.

(1)  Financiere Hispoano-Suiza SA is an affiliated company of Credifinance, Ltd. The shares owned by Financiere Hispoana-Suiza SA were issued to Credifinance for investment banking services rendered to Spantel.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Spantel 2001 S.A. relies on a related entity, ABC Telemarketing S.L. (“ABC”), a Spanish company, for telemarketing services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel 2001 S.A. and charges Spantel 2001 S.A. for the services provided. Spantel 2001 S.A. incurred $1,902,737 and $1,765,347 during the years ended December 31, 2002 and 2001, respectively related to these services from ABC.

During 2002 and 2001, we paid $224,537 and $631,919, respectively, to Credifinance Capital Corp. (“Credifinance”) for investment banking fees for services rendered in connection with the reverse acquisition of Spantel (formerly Receptagen, Ltd.). At December 31, 2001, $208,982 was owed Credifinance for amounts advanced for operating expenses incurred by us during 2001, which was paid by Almond, Inc. a non-affiliated company on a convertible note to Spantel during 2002. Credifinance is also related to Interunion Financial Corp., which is the note holder of two notes payable totaling $602,447. Credifinance is also related to Financiere Hispoana-Suiza SA who is a 4.6 % shareholder of Spantel.

Additionally, In November 2002, the Company entered into an agreement with DDT, Inc. to pay Mr. Basterra for his services as President and Director. This company’s sole shareholder is Mr. Basterra.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(A) INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1	Share Exchange Agreement dated October 23, 2001 by and between Receptagen LTD. and Spantel Communications, Inc. BVI and Spantel 2000, S.A. and Mohamed Khashoggi.

EXHIBIT NO.	DESCRIPTION
(Incorporated by reference to Exhibit 2.1 of Form 10KSB filed June 10, 2002).

3.1	Certificate and Articles of Incorporation. (Incorporated by reference to Exhibit 99 of Registrant’s current report filed on Form 8-K filed February 8, 2002).

3.2	By-laws (Incorporated by reference to Exhibit 3.12 of Form 10 filed November 14, 1994).

99.1	Certification by Chief Executive Officer (Filed herewith).

99.2	Certification by Chief Financial Officer (Filed herewith).

(B)  REPORTS ON FORM 8-K

We filed a Form 8-K on November 26, 2002 reporting the following items:

     Item 5:     Other Events (Change in Officers)

We filed a Form 8-K on March 6, 2002 reporting the following items:

     Item 4:     Changes in Registrant’s Certifying Accountant

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

     Item 4.     Changes in Registrant’s Certifying Accountant

     Item 5.     Other Events (Share Consolidation, Domestication in the State of Florida, Name Change

     Item 6.     Resignations of Registrant’s Directors

     Item 7.     Financial Statements and Exhibits

ITEM 14.      CONTROLS AND PROCEDURES

The Company’s President (who is also our Chief Executive Officer) and Chief Financial Officer evaluated the Company’s disclosure and internal controls as of the end of the quarter and year ended December 31, 2002. This evaluation determined that the disclosure controls and procedures in place at the Company ensure that material information relating to the registrant, including consolidated subsidiaries, is made known to the President and Chief Financial Officer by others within the entities for the period ended December 31, 2002 to ensure disclosure on a timely basis in conformance with applicable rules and regulations.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events,

and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Further there were no significant deficiencies in the design or operation of the Company’s internal controls, which would have adversely affected the Company’s ability to record, process, summarize or report financial data. No material weaknesses in internal controls were identified or reported to the registrant’s auditors nor was there any fraud that involved management or other employees who have a significant role in the Company’s internal controls.

SIGNATURES

     In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPANTEL COMMUNICATIONS, INC.
(Registrant)

By:	/s/ JOSE RAMON BASTERRA Jose Ramon Basterra, President and Director	Date: April 15, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JOSE RAMON BASTERRA Jose Ramon Basterra, President and Director	Date: April 15, 2003

By:	/s/ MOHAMED A. KHASHOGGI Mohamed A. Khashoggi, Director	Date: April 15, 2003

By:	/s/ CESAR MARTINEZ Cesar Martinez, Treasurer and Chief Financial Officer	Date: April 15, 2003

ITEM 14 – CONTROLS AND PROCEDURES

CERTIFICATION

I, Jose Ramon Basterra, certify that:

1.     I have reviewed this annual report on Form 10-KSB of Spantel Communications, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 15, 2003	/s/ Jose Ramon Basterra Jose Ramon Basterra, President (Chief Executive Officer)

I, Cesar Martinez, certify that:

1.     I have reviewed this annual report on Form 10-KSB of Spantel Communications, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 15, 2003	/s/ Cesar Martinez Cesar Martinez, Treasurer (chief financial officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Share Exchange Agreement dated October 23, 2001 by and between Receptagen LTD. and Spantel Communications, Inc. BVI and Spantel 2000, S.A. and Mohamed Khashoggi. (Incorporated by reference to Exhibit 2.1 of Form 10KSB filed June 10, 2002).

3.1	Certificate and Articles of Incorporation. (Incorporated by reference to Exhibit 99 of Registrant’s current report filed on Form 8-K filed February 8, 2002).

3.2	By-laws (Incorporated by reference to Exhibit 3.12 of Form 10 filed November 14, 1994).

99.1	Certification by Chief Executive Officer (Filed herewith)

99.2	Certification by Chief Financial Officer (Filed herewith)