Form 10QSB
period 2003-03-31
SPANTEL COMMUNICATIONS INC
filed 2003-05-20
CIK 932818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

Commission File Number
0-25124

SPANTEL COMMUNICATIONS, INC.

A Florida Corporation
(Name of small business issuer in its charter)

1061 North Venetian Drive
Miami, Florida 33139

Telephone Number (305) 586-3937

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of March 31, 2003, there are 21,858,746 shares of common stock outstanding. The issuer has no other classes of stock outstanding.

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

The consolidated financial statements include the accounts of Spantel since the date of the reverse acquisition and the historical accounts of its wholly owned subsidiaries, BVI and Spantel S.A. (collectively, the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation.

The Company has a shareholders’ deficit at March 31, 2003 of $2,182,792 and a working capital deficit of $4,241,213 that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations. The Company entered into an agreement with a shareholder to borrow up to $1,500,000. As of March 31, 2003, the shareholder had advanced the Company $1,218,008 under this agreement. Further, management is in the process of negotiating better prices with suppliers, reviewing all costs, and has implemented direct access networks for its customers which should increase customer consumption due to ease of use.

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2003, and the related statements of operations, comprehensive income, shareholders’ deficit and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s fiscal 2002 audited consolidated financial statements and the related notes thereto included in the Company’s Form 10-KSB filed with the Commission on April 15, 2003.

Cash Equivalents

The bank advances shown on the accompanying consolidated balance sheet at March 31, 2003, are secured by certain money market funds that are included in cash and cash equivalents at March 31, 2003.

Accounts Receivable

The Company uses the allowance method in accounting for bad debts. The Company has recorded an allowance at March 31, 2003 for certain receivables that it believes to be uncollectible in the amount of $1,505,221. The Company believes all other receivables are collectible.

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

Advertising Costs

Advertising costs are expensed as incurred.

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

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This standard amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 did not have a material effect on the Company’s financial position or results of operations.

SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 100,000,000 shares of $.001 par value voting common stock. Each share of common stock is entitled to one vote. The holders of the capital stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the capital stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Directors do not declare such dividends. Through March 31, 2003, no dividends have been declared or paid by the Company.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

When used in this Form 10-QSB, the words “anticipated,” “estimate,” “expect” and other similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that we will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Prior to July 12, 2001, Receptagen Ltd. was an inactive company with no operations or revenues. After our reverse take-over of Receptagen, Ltd, through a share exchange agreement, we implemented our current business plan. For information concerning our prior full fiscal year, we refer you to our financial statements provided in our Annual Report on Form 10-KSB filed for the year ending March 31, 2002.

Spantel 2000 S.A., a telecommunications company based in Madrid, Spain is our operating subsidiary. Spantel 2000 S.A., is a provider of various telecommunications services and products within Spain; all of its operations were established after the deregulation of the telecommunications industry in Spain in 1998.

REVENUES

Sales for the three months ended March 31, 2003 increased $1,582,675 or 70.39% to $3,830,997 from $2,248,322 for the three months ended March 31, 2002. This increase was due primarily to the growth of our customer base through an increase in regional coverage and the increased sales of telecommunications services through the implementation of selling campaigns and expansion into related businesses.

COMMUNICATIONS EXPENSE

Communications expense for the three months ended March 31, 2003 increased $663,740, or 42.30% to $2,232,831 from $1,569,091 for the three months ended March 31, 2002. This increase was due primarily to the expansion of our business. The gross margin (sales less communications expense) for the three months ended March 31, 2003 increased $918,935 or 135.29% to $1,598,166 from $679,231 for the three months ended March 31, 2002. The increase was primarily due to the expansion of our business coupled with better pricing as a result of negotiations with our major suppliers offset by a decrease in a new business line where the margins are currently lower.

EXPENSES

Operating expenses for the three months ended March 31, 2003, increased $90,777, or 7.09% to $1,371,577 from $1,280,800 for the three months ended March 31, 2002. Expenses consist primarily of marketing and selling, professional fees, and general and administrative costs. Marketing and selling expenses decreased as the Company discontinued certain arrangements with various advertisers and outside marketers, thus reducing costs and commissions paid. Professional fees and consulting fees increased due to the hiring of new advisors. General and administrative expense increased primarily as a result of higher mailing expenses paid to the comparable period in 2002.

NET PROFIT

Net profit for the three months ended March 31, 2003 increased to a profit of $120,833 versus a loss of $ 688,827 for the three months ended March 31, 2002. This increase was primarily due to an increase in revenue and an increase in the gross margin while holding operating costs to a 7% increase.

PLAN OF OPERATIONS FOR THE COMPANY

Our goal for the next fiscal year is to internally grow our existing customer base through our marketing plan. This marketing plan features a combination of services to build revenues both with existing and new customers. This campaign is designed to enhance customer service and to both entice and hold customer loyalty.

Additionally we intend to pursue the acquisition of similarly situated telecommunications companies, primarily in Spain. However, no specific acquisitions are presently planned.

The Company also expects to continue the development of its telephone and other communications products to incorporate technical changes and improvements.

We have contracted with Uni 2, BT, among others, to purchase telephone time. The contracts are variable by the number of minutes used and the point-to-point destination of the call. The contracts are priced under market at present. We negotiated better prices and more facilities with these suppliers. This means a high reduction of the current prices and therefore, an increase in current margins.

We intend to continue to reduce total personnel employed by the Company without reducing the scope or quality of services provided.

We are negotiating with our banks to reduce the current commissions and other financial fees incurred during the previous year.

We are restructuring the Company’s operations to include four business areas (enterprises, local residential customers, foreign residential customers and other business).

We are seeking to convert existing shareholder loans to equity to increase our overall capitalization.

LIQUIDITY AND CAPITAL RESOURCES

In the quarter ending June 30, 2002, Spantel completed a recapitalization and according to Spanish law, was required to reduce its shareholders’ deficit. This was accomplished through the issuance of 4,115,110 shares of common stock for shareholder loans in the amount of $4,115,110 and reclassifying a deficit in the amount of $5,151,038 to paid-in capital.

We have a commitment for additional financing of up to $1,500,000 of which, at March 31, 2003 $1,218,008 has been borrowed from one of our shareholders. There can be no assurances that any such additional financing would be available in a timely manner or, if available, would be on terms acceptable to us. Furthermore, any additional equity financing or convertible debt financing could be dilutive to our then-existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities, dividends, and other financial and operational matters.

GOING CONCERN

We incurred a net loss in the previous years, we have a shareholders’ deficit at March 31, 2003 of $2,182,792 and a working capital deficit of $4,241,213. These factors raise substantial doubt about our ability to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES.

Within 90 days of the date of this report an evaluation was performed by the Company under the supervision and with the participation of management, including the President of the Company and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s period filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5. OTHER INFORMATION.

In the first quarter of 2003, management prepared and implemented a plan to reduce the total number of its employees in an effort to strengthen the Company’s financial position, streamline costs and improve productivity. Management had hoped that some employees would leave voluntarily, and then the remainder would have to be terminated. In order for the Company to terminate a large number of employees, Spanish law required the Company to present its financial status to show that it was not done solely to cut costs, but was necessary in order to keep the Company from failing. On April 10, 2003, this plan of action was approved by the regulatory authorities.

In accordance with Spanish law in a typical termination, each employee is given 45 days severance pay for each year of service, pro-rated for fractional years. As the Company was doing this because of financial reasons, the amount of severance required per employee dropped to an average of 20 days, for a total severance payment of approximately $100,000. In April, the Company completed the termination process. The Company expects to save approximately $7,000 monthly as a result of this cutback in staff.

Due to the large number of telesales employees who were terminated, the Company expects to see growth of new customers slow in 2004. The Company hopes that various advertising efforts will boost our current customer usage along with the increase in the number of customers who are “pre-selected” whereby they are not required to dial an access code to use our services.

Also as a cost cutting measure and due to the availability of office space as a result of the terminations, the Company closed its Marbella administrative office and moved all personnel to its new headquarters in Fuengirola. The close proximity of the two locations provided for an easy transition for staff and is expected to save the Company approximately $5,000 in monthly expenses.

In February of 2003, the company also accepted the resignation of Gabriel Delclaux, Operations Director. Mr. Delclaux had worked for the Company in various capacities since 2000 and was instrumental in developing the Company’s proprietary billing program. The Company has no plans to hire a new Operations Director as various staff within the department have assumed many of those responsibilities. While Mr. Delclaux’s resignation was unrelated to any cost cutting measure, we expect to save approximately $6,500 monthly in not filling his position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  INDEX TO EXHIBITS:

EXHIBIT NO.	DESCRIPTION

99.1	Certifications of President and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (B) REPORTS ON FORM 8-K. NONE.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPANTEL COMMUNICATIONS, INC. (Registrant)

By: /s/ JOSE RAMON BASTERRA	Date: May 20, 2003

Jose Ramon Basterra President

By: /s/ CESAR MARTINEZ	Date: May 20, 2003

Cesar Martinez Principal Accounting Officer

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and;

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent review evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	Signature:	/s/ Jose Ramon Basterra

	Title:	President

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and;

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent review evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	Signature:	/s/ Cesar Martinez

	Title:	Principal Accounting Officer

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
FINANCIAL STATEMENTS
MARCH 31, 2003

TABLE OF CONTENTS

Page

Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002 (Audited)	17

Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002 (Unaudited)	18

Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2003 and 2002 (Unaudited)	19

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 (Unaudited)	20

Notes to Consolidated Financial Statements	21-25

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Notes 1 and 3)	$1,374,678	$1,845,910
Receivables:
Trade, net of allowances for doubtful accounts	3,770,866	2,018,566
Related parties (Note 5)	273,756	250,954
Taxes	601,004	715,859
Deferred subscriber acquisition costs	311,559	310,193
Other current assets	82,561	74,880

Total current assets	6,414,424	5,216,362

OTHER ASSETS:
Property and equipment, net	934,188	1,010,793
Deferred subscriber acquisition costs	1,246,235	1,240,771
Deposits	77,998	77,998

Total other assets	2,258,421	2,329,562

TOTAL ASSETS	$8,672,845	$7,545,924

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,202,868	$4,509,339
Advances from bank (Note 3)	1,443,373	1,262,609
Due to related parties (Note 5)	4,009,396	3,788,684

Total current liabilities	10,655,637	9,560,632

CONVERTIBLE NOTE PAYABLE (Note 4)	200,000	200,000

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS’ DEFICIT (Note 2):
Common stock, $.001 par value, 100,000,000 shares authorized, 21,858,746 shares issued and outstanding	21,859	21,859
Additional paid-in capital	3,895,402	3,895,402
Accumulated other comprehensive income	(25,858)	63,059
Deficit	(6,074,195)	(6,195,028)

Total shareholders’ deficit	(2,182,792)	(2,214,708)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$8,672,845	$7,545,924

The accompanying notes are an integral part of these statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)	(Unaudited)

SALES	$3,830,997	$2,248,322

EXPENSES:
Communications	2,232,831	1,569,091
Marketing and selling	632,445	872,148
Consulting	44,155	36,822
Professional fees	115,965	72,602
General and administrative	501,303	255,494
Depreciation and amortization	77,709	43,734

Total operating expenses	3,604,408	2,849,891

Income (loss) from operations	226,589	(601,569)

OTHER INCOME (EXPENSE):
Interest expense	(105,756)	(87,258)

NET INCOME (LOSS)	$120,833	$(688,827)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net income (loss)	$0.01	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING	21,858,746	17,693,636

The accompanying notes are an integral part of these statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)	(Unaudited)

NET INCOME (LOSS)	$120,833	$(688,827)

OTHER COMPREHENSIVE INCOME (LOSS):
Exchange gains and losses	(88,917)	34,978

COMPREHENSIVE INCOME (LOSS)	$31,916	$(653,849)

The accompanying notes are an integral part of these statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$120,833	$(688,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,709	43,734
(Increase) decrease in accounts receivable, net	(1,752,300)	201,383
Decrease in taxes receivable	114,855	68,890
(Increase) decrease in deferred subscriber acquisition costs	(6,830)	157,418
Increase in other assets	(7,681)	(20,604)
Increase in receivable from related parties	(22,802)	(97,638)
Increase in due to related parties	220,712	(39,696)
Increase in advances from bank	180,764	103,407
Increase in accounts payable and accrued expenses	693,529	800,315

Net cash (used in) provided by operating activities	(381,211)	528,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,104)	(32,407)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(88,917)	34,978

NET INCREASE IN CASH	(471,232)	530,953

CASH, beginning of period	1,845,910	983,134

CASH, end of period	$1,374,678	$1,514,087

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$105,756	$87,258

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

The Company has a shareholders’ deficit at March 31, 2003 of $2,182,792 and a working capital deficit of $4,241,213 that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations. The Company has closed two of its small offices and is planning on reducing personnel by 30%. In addition, the Company is currently in negotiations with a related party to convert approximately $1,200,000 of debt into equity. The Company is also in the process of negotiating better prices with certain suppliers.

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2003, and the related statements of operations, comprehensive income, shareholders’ deficit and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s fiscal 2002 audited consolidated financial statements and the related notes thereto included in the Company’s Form 10-KSB filed with the Commission on April 15, 2003.

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At March 31, 2003, cash and cash equivalents includes $900,149 in money market funds that secure advances from the Company’s bank in the amount of $1,443,373 (see Note 4).

Accounts Receivable

The Company uses the allowance method in accounting for bad debts. As of March 31, 2003 the Company had recorded allowances for doubtful accounts of $1,505,221. The Company believes all other receivables are collectible.

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
(Continued)

NOTE 1 — ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs

Advertising costs are expensed as incurred and totaled $104,755 and $98,053 for the periods ended March 31, 2003 and 2002, respectively.

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
(Continued)

NOTE 1 — ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This standard amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 did not have a material effect on the Company’s financial position or results of operations.

NOTE 2 — SHAREHOLDERS’ EQUITY

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

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2 — SHAREHOLDERS’ EQUITY (continued)

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

In July 2002, the Company issued 50,000 shares of common stock as compensation for legal services, valued at $2 per share, or $100,000. This amount has been included in professional fees in the accompanying statement of operations.

NOTE 3 — ADVANCES FROM BANK

The Company’s bank advances funds based on the amount that the Company bills to its customers each month. These customers then pay the bank directly. In the event these customers do not pay the bank, the amount receivable from these customers is charged back against the restricted cash equivalent held by the bank (see Note 1). The Company is charged a fee by their bank for this service.

NOTE 4 — CONVERTIBLE NOTE PAYABLE, COMMITMENTS AND CONTINGENCIES

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

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5 — RELATED PARTY TRANSACTIONS

Balances with related parties at March 31, 2003 consisted of the following:

	Due from Related Parties	Due to Related Parties
	March 31,	March 31,
	2003	2003

Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	$—	$292,229

Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	—	310,218

Advances from shareholders	—	1,218,008

Advances from/to related parties	273,756	234,421
Due to related companies for telemarketing and other services	—	1,954,520

Total	$348,801	$4,009,396

Spantel S.A. relies on a related entity, ABC Telemarketing S.L. (“ABC”), a Spanish company, for telemarketing services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel S.A. and charges Spantel S.A. for the services provided. Spantel S.A. incurred $376,334 and $367,369 during the periods ended March 31, 2003 and 2002 related to these services from ABC. Included in due to related companies for telemarketing and other services above is $1,931,564 due to ABC as of March 31, 2003.

As of March 31, 2002, $208,982 was owed Credifinance Capital Corp. (“Credifinance”) for amounts advanced for operating expenses incurred by Spantel during 2001. During 2002, this amount was repaid by an unrelated entity, and accordingly, this amount is now owed to that unrelated entity (see Note4). Credifinance is also related to the entity that is the note holder of the two notes payable listed above totaling $602,447 and in addition, is related to another entity that is a 5.65% shareholder.

Included in due from related parties above is $157,727 as of March 31, 2003 due from Spansurf. Also included in due from related parties above is $116,029 as of March 31, 2003 due from entities owned by certain shareholders and directors of the Company and $134,236 due to entities owned by certain shareholders and directors of the Company.

On March 27, 2002, the Company entered into an agreement with a shareholder to borrow up to $1,500,000 bearing interest at market rates and maturing in not less than one year. As of March 31, 2003, the Company owed this shareholder $1,218,008 pursuant to the agreement.