Form 10QSB
period 2003-06-30
SPANTEL COMMUNICATIONS INC
filed 2003-08-19
CIK 932818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

COMMISSION FILE NUMBER
0-25124

SPANTEL COMMUNICATIONS, INC.

A Florida Corporation
(Formerly Receptagen Ltd.)
(Name of small business issuer in its charter)

5192 10th Avenue North, Suite D
Lake Worth, FL 33463
Telephone Number (804) 967-4258

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share.

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO[ ]

AS OF JUNE 30 2003, THERE ARE 21,858,746 SHARES OF COMMON STOCK OUTSTANDING. THE ISSUER HAS NO OTHER CLASSES OF STOCK OUTSTANDING.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Unaudited financial statements for the quarterly period covered by this report are attached hereto. The statements, in management’s opinion, represent a fair presentation of the Company’s financial condition.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
FINANCIAL STATEMENTS
JUNE 30, 2003

Page

Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002 (Audited)	4

Consolidated Statements of Operations for the Three Months Ended June 30, 2003, for the Six Months Ended June 30, 2003, for the Three Months Ended June 30, 2002 and for the Six Months Ended June 30, 2002 (Unaudited)	5

Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2003, for the Six Months Ended June 30, 2003, for the Three Months Ended June 30, 2002 and for the Six Months Ended June 30, 2002 (Unaudited)	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 (Unaudited)	7

Notes to Consolidated Financial Statements	8

Management’s Discussion and Analysis or Plan of Operation	13

Other Information	16

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Notes 1 and 3)	$3,045,715	$1,845,910
Receivables:
Trade, net of allowances for doubtful accounts	3,911,911	2,018,566
Related parties (Note 5)	357,291	250,954
Taxes	445,598	715,859
Deferred subscriber acquisition costs	313,229	310,193
Other current assets	98,870	74,880

Total current assets	8,172,614	5,216,562

OTHER ASSETS:
Property and equipment, net	871,977	1,010,793
Deferred subscriber acquisition costs	1,252,914	1,240,771
Deposits	84,854	77,998

Total other assets	2,209,745	2,329,562

TOTAL ASSETS	$10,382,359	$7,545,924

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,785,106	$4,509,339
Advances from bank (Note 3)	1,429,273	1,262,609
Due to related parties (Note 5)	3,929,917	3,788,684

Total current liabilities	12,144,296	9,560,632

CONVERTIBLE NOTE PAYABLE (Note 4)	200,000	200,000

COMMITMENTS AND CONTINGENCIES (Note 4)
SHAREHOLDERS’ DEFICIT (Note 2):
Common stock, $.001 par value, 100,000,000 shares authorized, 21,858,746 shares issued and outstanding	21,859	21,859
Additional paid-in capital	3,895,402	3,895,402
Accumulated other comprehensive income (loss)	(124,536)	63,059
Deficit	(5,754,662)	(6,195,028)

Total shareholders’ deficit	(1,961,937)	(2,214,708)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$10,382,359	$7,545,924

The accompanying notes are an integral part of these statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	April 1, 2003	January 1, 2003	April 1, 2002	January 1, 2002
	through	through	through	through
	June 30, 2003	June 30, 2003	June 30, 2002	June 30, 2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES	$4,316,533	$8,147,530	$2,812,102	$5,060,424
EXPENSES:
Communications	2,345,306	4,578,137	1,972,024	3,541,115
Marketing and selling	732,425	1,364,869	989,384	1,861,532
Consulting	35,135	79,290	69,209	106,031
Professional fees	139,212	255,177	121,639	194,241
General and administrative	524,777	1,026,080	313,259	568,753
Depreciation and amortization	83,413	161,122	43,547	87,281

Total operating expenses	3,860,268	7,464,675	3,509,062	6,358,953

Income (loss) from operations	456,265	682,855	(696,960)	(1,298,529)

OTHER INCOME (EXPENSE):
Interest expense	(136,732)	(242,488)	(191,887)	(279,145)

NET INCOME (LOSS)	$319,533	$440,367	$(888,847)	$(1,577,674)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net income (loss)	$0.01	$0.02	$(0.05)	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING	21,858,746	21,858,746	18,145,906	17,921,050

The accompanying notes are an integral part of these statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	April 1, 2003	January 1, 2003	April 1, 2002	January 1, 2002
	through	through	through	through
	June 30, 2003	June 30, 2003	June 30, 2002	June 30, 2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET INCOME (LOSS)	$319,533	$440,367	$(888,847)	$(1,577,674)
OTHER COMPREHENSIVE INCOME (LOSS):
Exchange gains and losses	(98,678)	(187,595)	(108,193)	(73,215)

COMPREHENSIVE INCOME (LOSS)	$220,855	$252,772	$(997,040)	$(1,650,889)

The accompanying notes are an integral part of these statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2003	2002

	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) from continuing operations	$440,367	$(1,577,674)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	161,122	87,281
Increase in accounts receivable, net	(1,893,345)	(128,725)
(Increase) decrease in taxes receivable	270,261	(120,505)
Decrease in deferred subscriber acquisition costs	(15,179)	(33,734)
Increase in other assets	(30,847)	(18,601)
Increase in receivable from related parties	(106,337)	(219,035)
Increase in due to related parties	141,233	206,812
Increase in advances from bank	166,664	126,378
Increase in accounts payable and accrued expenses	2,275,767	2,178,799

Net cash (used in) provided by operating activities	1,409,706	500,996
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,306)	(112,249)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(187,595)	(73,215)

NET INCREASE IN CASH	1,199,805	315,532
CASH, beginning of period	1,845,910	983,134

CASH, end of period	$3,045,715	$1,298,666

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$242,488	$279,145
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:
Issuance of common stock in repayment of shareholder advances	$—	$4,115,110

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

The Company has a shareholders’ deficit at June 30, 2003 of $1,961,937 and a working capital deficit of $3,971,682 that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations. The Company has closed two of its small offices and has reduced personnel by approximately 30% to streamline operations. In addition, the Company has entered into an agreement with a shareholder to borrow up to $1,500,000. As of June 30, 2003, the shareholder had advanced the Company $1,238,110 under this agreement. Further, management is in the process of negotiating better prices with certain suppliers.

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2003, and the related statements of operations, comprehensive income, shareholders’ deficit and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s fiscal 2002 audited consolidated financial statements and the related notes thereto included in the Company’s Form 10-KSB filed with the Commission on April 15, 2003.

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At June 30, 2003, cash and cash equivalents includes $2,632,764 in money market funds that secure advances from the Company’s bank in the amount of $1,429,273 (see Note 4).

Accounts Receivable

The Company uses the allowance method in accounting for bad debts. As of June 30, 2003 the Company had recorded allowances for doubtful accounts of $1,636,733. The Company believes all other receivables are collectible.

Prepaid Commissions

According to the terms of prevailing contracts, the Company established commercial relations with a series of telemarketing agencies that provided the Company with marketing and customer targeting services. Commissions ranging from 5% to 8% are accrued for these services based on consumption generated by customers gained by these various agencies. Prepaid commissions represent certain amounts of commissions due in the future that have been advanced to the various agencies. The telemarketing services of the unrelated agencies ceased during 2001

Deferred Subscriber Acquisition Costs

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

Advertising Costs

Advertising costs are expensed as incurred and totaled $197,238 and $ 260,526 for the periods ended June 30, 2003 and 2002, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

The Company leases office space under month-to-month agreements with related parties. The annual rents under these leases are approximately $169,759.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Balances with related parties at June 30, 2003 consisted of the following:

	Due from Related Parties	Due to Related Parties
	June 30,	June 30,
	2003	2003

Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	$—	$292,229

Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	—	310,218

Advances from shareholders	—	1,238,110

Advances from/to related parties	357,291	138,296

Due to related companies for telemarketing and other services	—	1,951,064

Total	$357,291	$3,929,917

Spantel S.A. relies on a related entity, ABC Telemarketing S.L. (“ABC”), a Spanish company, for telemarketing services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel S.A. and charges Spantel S.A. for the services provided. Spantel S.A. incurred $682,764 and $920,728 during the periods ended June 30, 2003 and 2002 related to these services from ABC. Included in due to related companies for telemarketing and other services above is $1,951,064 due to ABC as of June 30, 2003.

Credifinance Capital Corp. (“Credifinance”) received investment banking fees for services rendered in connection with the reverse acquisition of Spantel (formerly Receptagen, Ltd.) and has advanced the Company operating expenses incurred by Spantel during 2001. During 2002, this amount was repaid by an unrelated entity, and accordingly, this amount is now owed to that unrelated entity (see Note 4). Credifinance is also related to the entity that is the note holder of the two notes payable listed above totaling $602,447 and in addition, is related to another entity that is a 5.65% shareholder.

Included in due from related parties above is $219,649 as of June 30, 2003 due from Spansurf. Also included in due from related parties above is $137,642 as of June 30, 2003 due from entities owned by certain shareholders and directors of the Company and $138,296 due to entities owned by certain shareholders and directors of the Company.

On March 27, 2002, the Company entered into an agreement with a shareholder to borrow up to $1,500,000 bearing interest at market rates and maturing in not less than one year. As of June 30, 2003, the Company owed this shareholder $1,238,110 pursuant to the agreement.

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

RESULTS OF OPERATIONS

For information concerning our prior full fiscal year, we refer you to our financial statements provided in our Annual Report on Form 10-KSB filed for the year ending December 31, 2002. Spantel 2000 S.A., a telecommunications company based in Madrid, Spain is our operating subsidiary. Spantel 2000 S.A. is a provider of various telecommunications services and products within Spain; all of its operations were established after the deregulation of the telecommunications industry in Spain in 1998. The following comparable analysis of the Company’s operations is based on United States Dollars. This is important because the Company’s operations are located in Spain and the value of the Euro, as compared to the United States Dollar, has substantially increased (approximately 25%-30%) from the prior year. Accordingly, if the following analysis were stated in Euros, the percentage changes would be significantly different.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues

Revenues for the three months ended June 30, 2003 increased $1,504,431or 53.5% to $4,316,533 from $2,812,102 for the three months ended June 30, 2002. This increase was due primarily to an increase in operating margins along with continued growth of our customer base through an increase in regional coverage and the increased sales of telecommunications services through the implementation of selling campaigns and expansion into related businesses.

Communications Expense

Communications expense for the three months ended June 30, 2003 increased $373,282, or 18.9% to $2,345,306 from $1,972,024 for the three months ended June 30, 2002. This increase was due primarily to the expansion of our business. The gross margin (sales less communications expense) for the three months ended June 30, 2003 increased $1,121,149 or 42.8% to $1,961,227 from $840,078 for the three months ended June 30, 2002. The increase was primarily due to the expansion of our business coupled with better pricing as a result of negotiations with our major suppliers offset by a decrease in a new business line where the margins are currently lower.

Expenses

Operating expenses for the three months ended June 30, 2003, decreased $22,076, or 1.44% to $1,514,962 from $1,537,038 for the three months ended June 30, 2002. Expenses consist primarily of marketing and selling, professional fees, and general and administrative costs. Marketing and selling expenses decreased as the Company discontinued certain arrangements with various advertisers, outside marketers, reduction in staff, thus reducing costs and commissions paid. Professional fees and consulting fees increased due to the hiring of new advisors. General and administrative expense increased primarily as a result of higher mailing expenses paid in the comparable period in 2002.

Net Income

Net profit for the three months ended June 30, 2003 increased to a profit of $319,533 versus a loss of $ 888,847 for the three months ended June 30, 2002. This increase was primarily due to an increase in revenue and an increase in the gross margin while decreasing operating costs by 7%.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues

Sales for the six months ended June 30, 2003 increased $3,087,106 or 61% to $8,147,530 from $5,060,424 for the six months ended June 30, 2002. This increase was due primarily to an increase in operating margins along with continued growth of our customer base through an increase in regional coverage and the increased sales of telecommunications services through the implementation of selling campaigns and expansion into related businesses.

Communication Expense

Communications expense for the six months ended June 30, 2003 increased $1,037,022, or 29.3% to $4,578,137 from $3,541,115 for the six months ended June 30, 2002. This increase was due primarily to the expansion of our business. The gross margin (sales less communications expense) increased $2,050,084 or 135.9% to $3,569,393 from $1,519,309. This increase was due to the expansion of our business coupled with better pricing as a result of negotiations with our major suppliers offset by a decrease in a new business line where the margins are currently lower.

Expenses

Operating expenses for the six months ended June 30, 2003, increased $68,700 or 2.4% to $2,886,538 from $2,817,838 for the six months ended June 30, 2002. Expenses consist primarily of marketing and selling, professional fees, and general and administrative costs. Marketing and selling expenses decreased as the Company discontinued certain arrangements with various advertisers, outside marketers, reduction in staff, thus reducing costs and commissions paid. Professional fees and consulting fees increased due to the hiring of new advisors. General and administrative expense increased primarily as a result of higher mailing expenses paid in the comparable period in 2002.

Net Income

Net profit for the six months ended June 30, 2003 increased to a profit of $440,367 versus a loss of $1,571,674 for the six months ended June 30, 2002. This increase was primarily due to an increase in revenue and an increase in the gross margin while keeping operating expenses to a small increase.

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

We have a commitment for additional financing of up to $1,500,000 of which, at June 30, 2003 $1,238,110 has been borrowed from one of our shareholders. There can be no assurances that any such additional financing would be available in a timely manner or, if available, would be on terms acceptable to us. Furthermore, any additional equity financing or convertible debt financing could be dilutive to our then-existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities, dividends, and other financial and operational matters.

Management’s Cost Savings Initiatives

In the first quarter of 2003, management prepared and implemented a plan to reduce the total number of its employees in an effort to strengthen the Company’s financial position, streamline costs and improve productivity. Management had hoped that some employees would leave voluntarily and then the remainder would have to be terminated. Under Spanish law, in order for the Company to terminate a large number of employees, the Company must present its financial status to the regulatory authorities to demonstrate that the termination was not done solely to cut costs, but was necessary to ensure the survival of the Company. On April 10, 2003, the Company’s plan of action was approved by the regulatory authorities.

In accordance with Spanish law in a typical termination, each employee is given 45 days severance pay for each year of service, pro-rated for fractional years. As the Company was implementing this plan because of financial reasons, the amount of severance required per employee was reduced to an average of 20 days, for a total severance payment of $90,753. In April 2003, the Company completed the termination process. The Company expects to save approximately $7,000 per month as a result of this cutback in staff.

Due to the large number of telesales employees who were terminated, the Company expects to see growth of new customers slow in 2004. The Company hopes that its various advertising efforts will boost current customer usage along with the increase in the number of customers who are “pre-selected,” whereby they are not required to dial an access code to use our services.

Also as a cost cutting measure and due to the availability of office space as a result of the terminations, the Company closed its Marbella administrative office and moved all personnel to its new headquarters in Fuengirola. The close proximity of the two locations provided for an easy transition for staff and is expected to save the Company approximately $5,000 per month in office expenses.

In February 2003, the Company also accepted the resignation of Gabriel Delclaux, Operations Director. Mr. Delclaux worked for the Company in various capacities since 2000 and was instrumental in developing the Company’s proprietary billing program. The Company has no plans to hire a new Operations Director as various staff members within the department have assumed many of those responsibilities. While Mr. Delclaux’s resignation was unrelated to any cost cutting measure, we expect to save approximately $6,500 per month in not re-filling his position.

GOING CONCERN

We incurred a net loss in the previous years, we have a shareholders’ deficit at June 30, 2003 of $1,961,937 and a working capital deficit of $3,971,682. These factors raise substantial doubt about our ability to continue as a going concern.

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

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5. OTHER INFORMATION.

NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)  INDEX TO EXHIBITS:

EXHIBIT NO	DESCRIPTION

31.1	Certifications of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)  REPORTS ON FORM 8-K.

NONE.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPANTEL COMMUNICATIONS, INC. (Registrant)

By: /s/ Jose Ramon Basterra	Date: August 19, 2003

Jose Ramon Basterra President

By: /s/ Cesar Martinez	Date: August 19, 2003

Cesar Martinez Principal Accounting Officer