Form 10QSB
period 2003-09-30
SPANTEL COMMUNICATIONS INC
filed 2003-11-14
CIK 932818

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

AS OF SEPTEMBER 30 2003, THERE ARE 21,858,746 SHARES OF COMMON STOCK OUTSTANDING. THE ISSUER HAS NO OTHER CLASSES OF STOCK OUTSTANDING.



================================================================================

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Unaudited financial statements for the quarterly period covered by this report are attached hereto. The statements, in management's opinion, represent a fair presentation of the Company's financial condition.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

                                TABLE OF CONTENTS


                                                                                                                 PAGE
                                                                                                                 ----

Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002 (Audited)                    3

Consolidated Statements of Operations for the Three Months Ended September 30, 2003 and 2002 (Unaudited)            4

Consolidated Statements of Operations for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)             5

Consolidated Statements of Comprehensive Income for the Three Months Ended September 30,
2003 and 2002 (Unaudited)                                                                                           6

Consolidated Statements of Comprehensive Income for the Nine Months Ended September 30,
2003 and 2002 (Unaudited)                                                                                           7

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)             8

Notes to Consolidated Financial Statements                                                                       9-13


                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                           September 30,            December 31,
                                                                               2003                     2002
                                                                           ------------             -----------
                                                                            (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents (Notes 1 and 3)                                $  4,345,193             $ 1,845,910
  Receivables:
    Trade, net of allowances for doubtful accounts                            2,357,775               2,018,566
    Related parties  (Note 5)                                                   399,474                 250,954
    Taxes                                                                       330,070                 715,859
  Deferred subscriber acquisition costs                                         306,798                 310,193
  Other current assets                                                          594,640                  74,880
                                                                           ------------             -----------
        TOTAL CURRENT ASSETS                                                  8,333,950               5,216,362
                                                                           ------------             -----------
OTHER ASSETS:
  Property and equipment, net                                                   921,058               1,010,793
  Deferred subscriber acquisition costs                                       1,227,193               1,240,771
  Deposits                                                                      120,828                  77,998
                                                                           ------------             -----------
       TOTAL OTHER ASSETS                                                     2,269,079               2,329,562
                                                                           ------------             -----------

          TOTAL ASSETS                                                     $ 10,603,029             $ 7,545,924
                                                                           ============             ===========


                     LIABILITIES AND SHAREHOLDERS' DEFICIT


CURRENT LIABILITIES:

  Accounts payable and accrued expenses                                    $  6,992,244             $ 4,509,339
  Advances from bank (Note 3)                                                 1,326,211               1,262,609
  Due to related parties (Note 5)                                             3,842,564               3,788,684
                                                                           ------------             -----------

          TOTAL CURRENT LIABILITIES                                          12,161,019               9,560,632
                                                                           ------------             -----------

CONVERTIBLE NOTE PAYABLE (NOTE 4)                                               200,000                 200,000
                                                                           ------------             -----------

COMMITMENTS AND CONTINGENCIES (NOTE 4)


SHAREHOLDERS' DEFICIT (Note 2):

  Common stock, $.001 par value, 100,000,000 shares authorized,
     21,858,746 shares issued and outstanding                                    21,859                  21,859
  Additional paid-in capital                                                  3,895,402               3,895,402
  Accumulated other comprehensive (loss) income                                (146,574)                 63,059
  Deficit                                                                    (5,528,667)             (6,195,028)
                                                                           ------------             -----------
        TOTAL SHAREHOLDERS' DEFICIT                                          (1,757,990)             (2,214,708)
                                                                           ------------             -----------

          TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                      $ 10,603,029             $ 7,545,924
                                                                           ============             ===========


The accompanying notes are an integral part of these statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              Three Months Ended
                                                               September 30,
                                                    -------------------------------------
                                                        2003                     2002
                                                    ------------             ------------
                                                    (Unaudited)               (Unaudited)

SALES                                               $  4,063,108             $  2,847,895

EXPENSES:
  Communications                                       2,308,572                2,095,363
  Marketing and selling                                  709,610                1,044,385
  Consulting                                              53,617                  106,456
  General and administrative                             565,642                  385,556
  Depreciation and amortization                           83,360                   47,182
                                                    ------------             ------------

     TOTAL OPERATING EXPENSES                          3,722,801                3,678,942
                                                    ------------             ------------

          INCOME (LOSS) FROM OPERATIONS                  340,307                 (831,047)

OTHER INCOME (EXPENSE):
  Interest expense                                      (114,322)                (112,046)
                                                    ------------             ------------

NET INCOME (LOSS)                                   $    225,985             $   (943,093)
                                                    ============             ============
BASIC AND DILUTED LOSS PER COMMON SHARE:
    Net income (loss)                               $       0.01             $      (0.04)
                                                    ============             ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   21,858,746               21,808,746
                                                    ============             ============

The accompanying notes are an integral part of these statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               Nine Months Ended
                                                                September 30,
                                                    -------------------------------------
                                                         2003                    2002
                                                    ------------             ------------
                                                     (Unaudited)              (Unaudited)
SALES                                               $ 12,210,638             $  7,908,319

EXPENSES:
  Communications                                       6,886,709                5,636,479
  Marketing and selling                                2,329,656                3,100,159
  Consulting                                             132,907                  212,487
  General and administrative                           1,591,722                  954,309
  Depreciation and amortization                          246,482                  134,463
                                                    ------------             ------------

     TOTAL OPERATING EXPENSES                         11,187,476               10,037,897
                                                    ------------             ------------

          INCOME (LOSS) FROM OPERATIONS                1,023,162               (2,129,578)

OTHER INCOME (EXPENSE):
  Interest expense                                      (356,810)                (391,191)
                                                    ------------             ------------

NET INCOME (LOSS)                                   $    666,352             $ (2,520,769)
                                                    ============             ============

BASIC AND DILUTED LOSS PER COMMON SHARE:
    Net income (loss)                               $       0.03             $      (0.13)
                                                    ============             ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   21,858,746               19,231,150
                                                    ============             ============



The accompanying notes are an integral part of these statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                     Three Months Ended
                                                      September 30,
                                              -------------------------------
                                                 2003                 2002
                                              ---------             ---------
                                              (Unaudited)          (Unaudited)

NET INCOME (LOSS)                             $ 225,985             $(943,093)

OTHER COMPREHENSIVE INCOME (LOSS):
   Exchange gains and losses                    (22,038)               12,663
                                              ---------             ---------

COMPREHENSIVE INCOME (LOSS)                   $ 203,947             $(930,430)
                                              =========             =========



The accompanying notes are an integral part of these statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                     Nine Months Ended
                                                       September 30,
                                              ------------------------------
                                                 2003              2002
                                              ---------          -----------
                                              (Unaudited)        (Unaudited)

NET INCOME (LOSS)                             $ 666,352          $(2,520,769)

OTHER COMPREHENSIVE INCOME (LOSS):
   Exchange gains and losses                   (209,633)             (60,552)
                                              ---------          -----------

COMPREHENSIVE INCOME (LOSS)                   $ 456,719          $(2,581,321)
                                              =========          ===========



The accompanying notes are an integral part of these statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Nine Months Ended
                                                                                        September 30,
                                                                              -----------------------------------
                                                                                  2003                   2002
                                                                              -----------             -----------
                                                                              (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from continuing operations                                $   666,352             $(2,520,769)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                                246,482                 134,463
     Increase in accounts receivable, net                                        (339,209)               (331,623)
     Decrease (increase) in taxes receivable                                      385,789                (148,935)
     Decrease in deferred subscriber acquisition costs                             16,973                  52,862
     Increase in other assets                                                    (562,591)                (43,822)
     Increase in receivable from related parties                                 (148,520)                (76,223)
     Increase in due to related parties                                            53,880               1,723,727
     Increase in advances from bank                                                63,602                 117,162
     Increase in accounts payable and accrued expenses                          2,482,905                 928,548
                                                                              -----------             -----------

               Net cash (used in) provided by operating activities              2,865,663                (164,610)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (156,747)               (177,198)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (209,633)                (60,552)
                                                                              -----------             -----------

NET INCREASE IN CASH                                                            2,499,283                (402,360)

CASH, beginning of period                                                       1,845,910                 983,134
                                                                              -----------             -----------

CASH, end of period                                                           $ 4,345,193             $   580,774
                                                                              ===========             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                               $   356,810             $   391,191
                                                                              ===========             ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTMENT
AND FINANCING ACTIVITIES:
  Issuance of common stock in repayment of shareholder advances               $        --             $ 4,115,110
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

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, BUSINESS AND GOING CONCERN

In October 2001 Spantel Communications, Inc. ("Spantel") completed its domestication and incorporation in the State of Florida, transferring the Company's charter from Canadian Federal jurisdiction. The Company was formerly known as Receptagen, Ltd. Subsequently, the shareholders approved an exchange of common stock of the Company for all of the outstanding common stock of Spantel Communications, Inc. BVI ("BVI"), a company incorporated on September 9, 1999 in the British Virgin Islands. The stock exchange between Spantel and BVI has been considered a reverse acquisition (see Note 3). BVI carries on its business through Spantel S.A. ("Spantel S.A."), a company incorporated in Spain. Spantel S.A. is a provider of telephone services to both residential and commercial customers in Spain. It operates as a reseller of telephone services whereby it purchases blocks of telephone time from various providers and resells it to its customers. All of the Company's revenues were generated in Spain and additionally, all of the Company's assets are located there.

The consolidated financial statements include the accounts of Spantel since the date of the reverse acquisition and the historical accounts of its wholly owned subsidiaries, BVI and Spantel S.A. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has a shareholders' deficit at September 30, 2003 of $1,757,990 and a working capital deficit of $3,827,069 that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations. The Company has closed two of its small offices and has reduced personnel by 30%. In addition, the Company has entered into an agreement with a shareholder to borrow up to $1,500,000. As of September 30, 2003, the shareholder had advanced the Company $1,234,791 under this agreement.

BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of September 30, 2003, and the related statements of operations, comprehensive income, shareholders' deficit and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's fiscal 2002 audited consolidated financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Commission on April 15, 2003.

CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At September 30, 2003, cash and cash equivalents includes $4,345,193 in money market funds that secure advances from the Company's bank in the amount of $1,326,211 (see Note 3).

ACCOUNTS RECEIVABLE

The Company uses the allowance method in accounting for bad debts. As of September 30, 2003 the Company had recorded allowances for doubtful accounts of $1,691,170. The Company believes all other receivables are collectible.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and totaled $94,452 and $132,695 for the three months ended September 30, 2003 and 2002, respectively, and $ 291,690 and $393,221 for the nine months ended September 30, 2003 and 2002, respectively.

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

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
         (continued)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Net income (loss) per common share is calculated in accordance with SFAS No. 128 "Earnings Per Share" requiring companies to report basic and diluted earnings per share. Basic net income per common share is computed using the weighted average number of common shares issued and outstanding during the period. Diluted net income per common share is computed using the weighted average number of common shares issued and outstanding plus any dilutive potential common shares outstanding during the period. For 2003, there were no potentially dilutive common shares. For 2002, any dilutive potential common shares were excluded from the computations of net loss per share because their effect would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, the Company will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. The adoption of SFAS 145 did not have a material effect on the Company's financial position or results of operations.

In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 did not have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This pronouncement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or and asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. This pronouncement did not have an effect on the Company's financial statements.

NOTE 2 - SHAREHOLDERS' EQUITY

The authorized capital stock of the Company consists of 100,000,000 shares of $.001 par value voting common stock. Each share of common stock is entitled to one vote. The holders of the capital stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the capital stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Directors do not declare such dividends. Through September 30, 2003, no dividends have been declared or paid by the Company.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - SHAREHOLDERS' EQUITY (continued)

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

Prior to the reverse acquisition, Spantel issued 20,000 shares of common stock for cash of $119,232 in December 2000 and 2,000,000 shares of common stock in September 2001 to repay shareholder advances in the amount of $6,312,605 (see
Note 5).

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


NOTE 3 - ADVANCES FROM BANK

The Company's bank advances funds based on the amount that the Company bills to its customers each month. These customers then pay the bank directly. In the event these customers do not pay the bank, the amount receivable from these customers is charged back against the restricted cash equivalent held by the bank (see Note 1). The Company is charged a fee by their bank for this service.


NOTE 4 - CONVERTIBLE NOTE PAYABLE, COMMITMENTS AND CONTINGENCIES

In June 2002, the Company issued a convertible note payable to an unrelated company, in payment of advances in the amount of $200,000 owed to a related entity. The $200,000 note payable bears interest at 8%, is due September 30, 2007 and is convertible into shares of common stock at the market rate at the time of conversion, but no less than $0.50 per share.

The Company leases office space under month-to-month agreements with related parties. The annual rents under these leases are approximately $169,757.

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

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5 - RELATED PARTY TRANSACTIONS

Balances with related parties at September 30, 2003 consisted of the following:


                                                                      DUE FROM              DUE TO
                                                                   RELATED PARTIES      RELATED PARTIES
                                                                 ------------------    ------------------
                                                                 SEPTEMBER 30, 2003    SEPTEMBER 30, 2002
                                                                 ------------------    ------------------
Non-interest bearing note payable,
due upon payment by payee to a creditor of
the Company in the same amount, with earlier maturity upon
certain events stipulated in the note agreement                       $     --            $  292,229

Non-interest bearing note payable, due upon
payment by payee to a creditor  of the Company in
the same amount, with earlier maturity upon
certain events stipulated in the note agreement                             --               331,588

Advances from shareholders                                                  --             1,234,791

Advances from/to related parties                                       399,474               151,103

Due to related companies for
  telemarketing and other services                                          --             1,832,853
                                                                      --------            ----------

          Total                                                       $399,474            $3,842,564
                                                                      ========            ==========

Spantel S.A. relies on a related entity, ABC Telemarketing S.L. ("ABC"), a Spanish company, for telemarketing services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel S.A. and charges Spantel S.A. for the services provided. Spantel S.A. incurred $1,528,232 during the period ended September 30, 2003 related to these services from ABC. Included in due to related companies for telemarketing and other services above is $1,832,853 due to ABC as of September 30, 2003.

Credifinance Capital Corp. ("Credifinance") received investment banking fees for services rendered in connection with the reverse acquisition of Spantel (formerly Receptagen, Ltd.) and has advanced the Company operating expenses incurred by Spantel during 2001. During 2002, this amount was repaid by an unrelated entity, and accordingly, this amount is now owed to that unrelated entity (see Note 4). Credifinance is also related to the entity that is the note holder of the two notes payable listed above totaling $602,447 and in addition, is related to another entity that is a 5.65% shareholder.

Included in due from related parties above is $250,699 as of September 30, 2003 due from Spansurf. Also included in due from related parties above is $148,775 as of September 30, 2003 due from entities owned by certain shareholders and directors of the Company and $151,103 due to entities owned by certain shareholders and directors of the Company.

On March 27, 2002, the Company entered into an agreement with a shareholder to borrow up to $1,500,000 bearing interest at market rates and maturing in not less than one year. As of September 30, 2003, the Company owed this shareholder $1,234,791 pursuant to the agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

When used in this Form 10-QSB, the words "anticipated," "estimate," "expect" and other similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that we will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

RESULTS OF OPERATIONS

For information concerning our prior full fiscal year, we refer you to our financial statements provided in our Annual Report on Form 10-KSB filed for the year ending December 31, 2002. Spantel 2000 S.A., a telecommunications company based in Madrid, Spain is our operating subsidiary. Spantel 2000 S.A. is a provider of various telecommunications services and products within Spain; all of its operations were established after the deregulation of the telecommunications industry in Spain in 1998. The following comparable analysis of the Company's operations is based on United States Dollars. This is important because the Company's operations are located in Spain and the value of the Euro, as compared to the United States Dollar, has substantially increased from the prior year. Accordingly, if the following analysis were stated in Euros, the percentage changes would be significantly different.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

Revenues for the three months ended September 30, 2003 increased $1,215,213 or 42.67% to $4,063,108 from $2,847,895 for the three months ended September 30, 2002. This increase was due primarily to the growth of our customer base through an increase in regional coverage and the increased sales of telecommunications services through the implementation of selling campaigns and expansion into related businesses.

COMMUNICATIONS EXPENSE

Communications expense for the three months ended September 30, 2003 increased $213,209, or 10.18% to $2,308,572 from $2,095,363 for the three months ended
September 30, 2002. This increase was due primarily to the expansion of our business. The gross margin (sales less communications expense) for the three months ended September 30, 2003 increased $1,002,004, or 133.15% to $1,754,536 from $752,532 for the three months ended September 30, 2002. The increase was primarily due to the expansion of our business coupled with better pricing as a result of negotiations with our major suppliers offset by a decrease in a new business line where the margins are currently lower.

EXPENSES

Operating expenses for the three months ended September 30, 2003, decreased $169,350, or 10.69% to $1,414,229 from $1,583,579 for the three months ended
September 30, 2002. Expenses consist primarily of marketing and selling, professional fees, and general and administrative costs. Marketing and selling expense decreased because the Company discontinued certain arrangements with various advertisers, outside marketers, reduction in staff, thus reducing costs and commissions paid. Consulting fees decreased because the Company reduced the hiring of advisors in the third quarter 2003. General and administrative expenses increased primarily as a result of higher mailing expenses paid to the comparable period in 2002.

NET INCOME

Net income for the three months ended September 30, 2003 was $225,985 versus a loss of $943,093 for the three months ended September 30, 2002. This increase was primarily due to the increase of revenues, the increase of the gross margin and a decrease in operating costs by 11%.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

Revenues for the nine months ended September 30, 2003 increased $4,302,319 or 54.40% to $12,210,638 from $7,908,319 for the nine months ended September 30, 2002. This increase was due primarily to the growth of our customer base through an increase in regional coverage and the increased sales of telecommunications services through the implementation of selling campaigns and expansion into related businesses.

COMMUNICATION EXPENSE

Communication expense for the nine months ended September 30, 2003 increased $1,250,230, or 22.18% to $6,886,709 from $5,636,479 for the nine months ended
September 30, 2002. This increase was due primarily to the expansion of our business. The gross margin (sales less communications expense) for the nine months ended September 30, 2003 increased $3,052,089 or 134.34% to $5,323,929 from $2,271,840 for the nine months ended September 30. The increase was primarily due to the expansion of our business coupled with the increase in sales of higher margins on minutes in the current period as a result of negotiations with our major suppliers offset by a decrease in a new business line where the margins are currently lower.

EXPENSES

Operating expenses for the nine months ended September 30, 2003, decreased $100,651 or 2.29% to $4,300,767 from $4,401,418 for the nine months ended
September 30, 2002. Expenses consist primarily of marketing and selling, professional fees, and general and administrative costs. Marketing and selling expense decreased because the Company discontinued certain arrangements with various advertisers, outside marketers, reduction in staff, thus reducing costs and commissions paid. Consulting fees decreased because the Company reduced the hiring of advisors. General and administrative expenses increased primarily as a result of higher mailing expenses paid than in the comparable period in 2002.

NET INCOME

Net income for the nine months ended September 30, 2003 increased to a profit $666,352 to versus a loss of $2,520,769 for the nine months ended September 30, 2002. This increase was primarily due to the increase of revenues, the increase of the gross margin and a decreasing the operating costs.


PLAN OF OPERATIONS FOR THE COMPANY

Our goal for the next fiscal year is to internally grow our existing customer base through our marketing plan. This marketing plan features a combination of services to build revenues both with existing and new customers. This campaign is designed to enhance customer service and to both entice and hold customer loyalty. Additionally we are pursuing the acquisition of similarly situated telecommunications companies, primarily in Spain.

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

We intend to continue to reduce total personnel employed by the Company without reducing the scope or quality of services provided. We are negotiating with our banks to reduce the current commissions and other financial fees incurred during the previous year. We are restructuring the Company's operations to include four business areas (enterprises, local residential customers, foreign residential customers and other business). We are seeking to convert existing shareholder loans to equity to increase our overall capitalization.

LIQUIDITY AND CAPITAL RESOURCES

In the quarter ending June 30, 2002, Spantel completed a recapitalization and according to Spanish law, was required to reduce its shareholders' deficit. This was accomplished through the issuance of 4,115,110 shares of common stock for shareholder loans in the amount of $4,115,110 and reclassifying a deficit in the amount of $5,151,038 to paid-in capital.

We have a commitment for additional financing of up to $1,500,000 of which, at September 30, 2002 $1,234,791 has been borrowed from one of our shareholders. There can be no assurances that any such additional financing would be available in a timely manner or, if available, would be on terms acceptable to us. Furthermore, any additional equity financing or convertible debt financing could be dilutive to our then-existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities, dividends, and other financial and operational matters.


MANAGEMENT'S COST SAVINGS INITIATIVES


In the first quarter of 2003, management prepared and implemented a plan to reduce the total number of its employees in an effort to strengthen the Company's financial position, streamline costs and improve productivity. Management had hoped that some employees would leave voluntarily and then the remainder would have to be terminated. Under Spanish law, in order for the Company to terminate a large number of employees, the Company must present its financial status to the regulatory authorities to demonstrate that the termination was not done solely to cut costs, but was necessary to ensure the survival of the Company. On April 10, 2003, the Company's plan of action was approved by the regulatory authorities.

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

Due to the large number of telesales employees who were terminated, the Company expects to see growth of new customers slow in 2004. The Company hopes that its various advertising efforts will boost current customer usage along with the increase in the number of customers who are "pre-selected," whereby they are not required to dial an access code to use our services.

Also as a cost cutting measure and due to the availability of office space as a result of the terminations, the Company closed its Marbella administrative office and moved all personnel to its new headquarters in Fuengirola. The close proximity of the two locations provided for an easy transition for staff and is expected to save the Company approximately $5,000 per month in office expenses.

In February 2003, the Company also accepted the resignation of Gabriel Delclaux, Operations Director. Mr. Delclaux worked for the Company in various capacities since 2000 and was instrumental in developing the Company's proprietary billing program. The Company has no plans to hire a new Operations Director as various staff members within the department have assumed many of those responsibilities. While Mr. Delclaux's resignation was unrelated to any cost cutting measure, we expect to save approximately $6,500 per month in not re-filling his position.

GOING CONCERN

We incurred a net loss in the previous years, we have a shareholders' deficit at September 30, 2003 of $1,757,990 and a working capital deficit of $3,827,069. These factors raise substantial doubt about our ability to continue as a going concern.


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

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5. OTHER INFORMATION.

NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)  INDEX TO EXHIBITS:

EXHIBIT NO    DESCRIPTION
----------    ------------

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

SPANTEL COMMUNICATIONS, INC. (Registrant)


By: /s/ Jose Ramon Basterra                          Date: November 14, 2003
-----------------------------
Jose Ramon Basterra
President



By: /s/ Cesar Martinez                               Date: November 14, 2003
-----------------------------
Cesar Martinez
Principal Accounting Officer