Form 10KSB
period 2003-12-31
SPANTEL COMMUNICATIONS INC
filed 2004-04-14
CIK 932818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 1O-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

COMMISSION FILE NUMBER
0-25124

SPANTEL COMMUNICATIONS INC.

(Formerly Receptagen Ltd.)
A Florida Corporation
(Name of small business issuer in its charter)

5192 10th Avenue North, Suite D

Lake Worth, FL 33463

Telephone Number (804) 967-4258

Securities registered under Section 12(g) of the Exchange Act: Common Stock ($.001 par value).

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANTS KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENT INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [X]

STATE ISSUER’S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $16,446,832 AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES AS OF DECEMBER 31, 2003: $4,781,168.

AS OF DECEMBER 31, 2003, THERE ARE 30,211,740 SHARES OF COMMON STOCK OUTSTANDING. THE ISSUER HAS NO OTHER CLASSES OF STOCK OUTSTANDING.

2003 ANNUAL REPORT ON FORM 10-KSB

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

Reverse Take-Over of Spantel Communications, Inc. (“the Transaction”): On July 12, 2001, our shareholders approved the Transaction at a shareholder’s meeting duly held in accordance with applicable law. The terms of the Transaction called for the acquisition by us of all (100%) of the issued and outstanding common shares of Spantel Communications Inc. (“SCI”). SCI is the parent company of Spantel 2000 S.A., a Spanish company engaged in the business of providing long-distance telephone service in Spain.

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

Prior to the shareholder’s meeting, all of our shareholders received a Management Information Circular, which provided information to enable our shareholders to make informed decisions concerning the Transaction.

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

     B. BUSINESS OF ISSUER

Products and Services

We are a provider of discount long distance telephone service and are headquartered in Fuengirola, Spain. The Company had been headquartered in Madrid, Spain from its inception until November 30, 2002 when all executive activities were relocated. We market our services primarily to a broad base of customers that includes small to medium enterprises and larger corporations, governmental entities, educational institutions, and residential consumers. Our objective is to become the leading alternative operator in the Spanish telecommunications market.

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

We have ancillary proprietary products and services to enhance our customer base in order to achieve maximum penetration and revenue. These products and services include (1) SPANSURF.COM(R), our free Internet Service Provider and Portal, (2) SPANTEL TECNICA(R), a service providing in-house technical support and equipment sales/installations of telephone equipment and end user systems.

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

Customers

Our prospective customer base is essentially comprised of anyone who has a fixed line telephone in Spain. Customers are small and large businesses, government agencies, single family residences and resort facilities. Currently, the customer base is made up primarily of residential and business users, with some entry being made into government facilities.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our Fuengirola Office, located in Malaga, Spain consists of approximately 2,000 square meters at a rate of 10,720 Euros/Month (USD$13,782 /Month) expiring January 2005.This office was leased from January to October 2003 from related party ABC Telemarketing S.L. and since November 2003 was leased from a third party.

Our Madrid Office, located in Madrid, Spain consists of approximately 20 square meters at a rate of 950 Euros/Month (USD $1,083 /Month) expiring November 2008.

The monthly rental rate of each of the above properties is based on the Consumer Price Index of Spain and is adjusted based on such on a yearly basis.

ITEM 3. LEGAL PROCEEDINGS

To our knowledge, as of December 31, 2003 there were no legal proceedings currently threatened or pending against us or our property or subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year covered by this report, no matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a). Market Information. There has been a trading market on NASDAQ’s OTC Bulletin Board for our common stock since July 3, 2002 under the symbol “SPAL.OB”. The trading activity has been generally sporadic and the price has dropped significantly since trading began. The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter – dealer prices, without retail mark-up, mark down or commissions, may not always represent actual transactions. There can be no assurance that an active trading market will ever develop or if such a market does develop, that it will continue.

	High	Low
Fiscal 2003
First Quarter (01/01/03 – 03/31/03)	0.24	0.07
Second Quarter (04/01/03 – 06/30/03)	0.12	0.03
Third Quarter (07/01/03 – 09/31/03)	0.34	0.08
Fourth Quarter (10/01/03 – 12/31/03)	0.50	0.17
Fiscal 2002
Third Quarter (07/03/02)- 09/30/02	4.00	0.32
Fourth Quarter(10/01/02)- 12/31/02	0.38	0.10

     (b) Holders. As of December 31, 2003 there were 1,332 shareholders of record.

     (c) Dividends. There have been no dividends declared on our outstanding common stock for the last three (3) fiscal years.

     (d) Recent Sales of Unregistered Stock. We have not executed any sales of unregistered securities in the last three years.

In September, 2001, we issued 4,115,110 shares of our common stock for shareholder loans in the amount of $4,115,110.

On December 30, 2003, we issued 8,352,994 shares of our common stock for the assumption of debt payable to a related party in the amount of $1,503,539.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion is intended to assist in an understanding of our consolidated financial position as of December 31, 2003, and the results of our operations for the year then ended.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31,2003 COMPARED TO YEAR ENDED DECEMBER 31,2002

The following comparable analysis of our operations is based on United States Dollars. This is important because our operations are located in Spain and the value of the Euro, as compared to the United States Dollar, has substantially increased (approximately 20%-30%) from the prior year. Accordingly, if the following analysis were stated in Euros, the percentage changes would be significantly different.

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

     c) Direct access.

     d) Switch and phone set.

     e) Telephone cards.

     f) Technical services.

Revenues for the year ended December 31, 2003, increased $4,950,109 or 43.06 % to $16,446,832, from $11,496,723 for the year ended December 31, 2003. Total revenues were significantly higher than the previous year due primarily to the growth of our customer base through an increase in regional coverage, increased sales of telecommunications services through the implementation of marketing campaigns and expansion into related businesses, and the increase in use per customer.

We have been actively engaged in the telecommunications industry since 1999. Our target customers are small to medium-sized businesses, and to some extent niche consumer markets, including selected communities with significant immigrant population. We also have contracts with various call boxes, or public phone rooms, to whom we provide minutes on a pre-paid basis.

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

Communications expense for the year ended December 31, 2003 increased $1,160,122 or 14.70% to $9,053,680 from $7,893,558 for the year ended December 31, 2002. However, because of our increase in revenue, our margin between communications expense and revenue increased. The increase was primarily due to the expansion of our business coupled with better pricing as a result of negotiations with our major suppliers offset by a decrease in a new business line where the margins are currently lower.

MARKETING, SELLING, GENERAL AND ADMINISTRATIVE

Our marketing, selling, general and administrative expenses consist primarily of costs incurred to gain new customers, introduction of new products and services, provide ongoing customer service and continued expansion. These costs are principally comprised of costs associated with employee compensation, occupancy, insurance, professional fees, sales and marketing (including sales commissions) and bad debt expenses.

We expect that during periods of significant expansion, selling, general and administrative expenses will increase materially. Accordingly, our results of operations will vary depending on the timing and speed of our expansion strategy and, during a period of rapid expansion, will not necessarily reflect the performance of our more established markets.

These expenses increased to $5,708,470, or 15.05%, from $4,961,629 for the year ended December 31, 2002. This increase is principally a result of the following. Marketing and selling expense decreased by $598,674 because the Company discontinued certain arrangements with various advertisers and outside marketers, and reduced staff, thus reducing costs and commissions paid. Consulting fees decreased by $72,094 because we reduced the hiring of advisors in the third quarter of 2003. Additionally general and administrative expenses increased by $1,327,539 primarily as a result of higher mailing expenses paid due to a significant increase in customers.

BANDWIDTH AND RELATED COSTS

We have been operating as a switch-less reseller, therefore, not incurring costs associated with bandwidth. As we grow and evolve into a switched carrier, bandwidth and related costs will primarily be comprised of leasing expenses associated with network circuits. We will obtain backbone capacity through short-term leases and will bear leasing expenses regardless of whether we lease directly or indirectly through another entity that may lease communications lines locally on our behalf. As bandwidth prices drop and capacity becomes available for purchase or long-term lease, we may use short-term leases on major international and regional routes with economical long-term solutions. We expect to purchase longer-term capacity where it is economical to do so.

NETWORK OPERATIONS

Upon changing to a switched carrier, our network operation expenses will include costs associated with our network management, operations and support activities. These costs generally include leasing and outsourcing expenses.

Our earnings are subject to wide fluctuations since there are many factors over which we have little or no control. In particular, the overall volume of usage, the volatility and general level of long distance prices, are important variables that may significantly affect our operations.

Spantel was granted a B1 License on September 21, 2000,which gives us the right to develop our own proprietary network with access code (1030). As there is currently an overcapacity in Spain, Spantel made a request to the CMT (telephone regulatory authority), which was granted, to outsource its network operations to avoid incurring the substantial costs establishing a network.

As a result of this approval, Spantel reached an agreement with BT Ignite, a subsidiary of British Telecom, for the development, deployment and management of a network throughout Spain using the 1030 access code. This was the first of its kind agreement in Spain for a company such as Spantel to use the infrastructure of another carrier to carry and manage its traffic.

The system was developed in 2002 and we directed all new customers to the network and we migrated our existing customer base in such a way as to minimize disruption of our revenues. This innovative agreement has helped to reduce our costs and increase our efficiency and quality, enabling us to offer a wider array of services that customers expect to receive from their carriers.

INCOME FROM CONTINUING OPERATIONS

Our income from continuing operations increased to $1,119,841 for the year ended December 31, 2003 versus a loss of $1,902,664 for the year ended December 31, 2002, or an increase of 163.1%. This increase was primarily due to the increase of revenues with a corresponding increase in the margin of revenues over communications expense, with the increased margin exceeding our marketing, selling and general and administrative costs.

EXTRAORDINARY ITEM

The Company successfully renegotiated the terms of its trade payable with a vendor on April 28, 2003. As an inducement to encourage the Company to purchase from the vendor in the future, the vendor agreed to a long-term debt arrangement extending the maturity until October 15, 2005. In conjunction with two installment payments of 396,228 EUR and 413,166 EUR on July 1, 2003 and October 1, 2003, respectively, we will pay 30 equal payments of 66,666 EUR starting May 15, 2003. We computed an imputed interest rate of 2.91%, 50 basis points over EURIBOR, to determine the discounted cash flows of the debt arrangement at April 28, 2003. The difference between the carrying value of the trade payable and the discounted cash flows of $89,193 was recorded as an extraordinary item on a debt restructuring.

ASSETS AND LIABILITIES

As of December 31, 2003, we had total assets of $10,247,029 and total liabilities of $9,964,483 compared to $7,545,924 and $9,760,632 respectively, as of December 31, 2002. No assurances can be made as to our ability to meet our cash requirements in connection with any expansion of our operations or any possible business combinations.

CASH FLOW

Cash flows from operations increased $1,616,446 to $3,137,316 for year ended December 31, 2003, reflecting the increase in net income from operations.

CAPITAL RESOURCES

Our capital resources have been provided primarily by capital contributions from stockholders, stockholders’ loans and the exchange of outstanding debt into our common stock.

WORKING CAPITAL AND LIQUIDITY

As of December 31, 2003, we had a working capital deficit of approximately $1,630,505 versus a working capital deficit of $4,344,270 as of December 31, 2002. We believe that it will be necessary to continue to improve our working capital position. This may be achieved by continuing to sustain profitable operations and by continuing to increase revenues and related margins.

PLAN OF OPERATION

We plan to internally grow our existing customer base through the further implementation of our marketing plan. This marketing plan features a combination of services to build revenues both with existing and new customers. This campaign is designed to enhance customer service and to both entice and hold customer loyalty. We are also looking to add new products.

Additionally we intend to pursue the acquisition of similarly situated telecommunications companies, primarily in Spain. These acquisitions of additional customers will improve both our revenues and the margins of the new and the existing traffic. These acquisitions will be financed through internal cash flow, if possible, or the raising of additional capital through equity or debt offerings.

In December, 2003, we entered into an agreement with Globatel, SL, located in Palma de Mallorca to purchase a portfolio of telephone clients. It is estimated that the total purchase price will approximate $476,000 of which we paid $214,000 in January 2004. An additional 80% of the remaining amount is due in August, 2004 with the final payment due in February, 2005.

In January, 2004, we entered into an agreement with Sky Link Comunicaciones S.A. of Madrid to purchase its portfolio of telephone clients. The purchase price is approximately $523,000 and can be adjusted if certain average monthly revenues in the future are different than current revenues. We made an initial payment of $363,000 and have a remaining payment due in July, 2004.

We have contracted with Uni 2, BT, among others, to purchase telephone time. These contracts are variable by the number of minutes used and the point-to-point destination of the call. We have negotiated better prices and more facilities with these suppliers therefore we should be able to increase current margins in cost of minutes versus revenue minutes sold.

We are going to continue to negotiate with our banks to reduce the current charges and other fees charged.

SUBSEQUENT LOANS

In January, 2004, we loaned Globatel SL $225,000 at the EURIBOR interest rate of 2.4% due in monthly payments until January, 2007. In addition, in February, 2004, we loaned Globatel an additional $187,500 at the EURIBOR rate of 2.4% due in monthly payments until June, 2007. The loans are secured by Globatel’s portfolio of telephone clients.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

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

We have been actively engaged in the telecommunications industry since 1999. Our target customers are small to medium-sized businesses, and to some extent niche consumer markets, including selected communities with significant immigrant population. The Company also has contracts with various locotorios, or public phone rooms, to whom we provide minutes on a pre-paid basis.

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

UNCERTAINTIES

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

FOREIGN EXCHANGE RISK

We conduct our operations primarily in Spain, and other countries around the world with a number of different currencies. There is exposure to future earnings when foreign exchange rates change and certain receivables; payables and inter-company transactions are denominated in foreign currencies. We monitor our exposure to foreign currencies through our regular operating activities and have not historically used derivatives to hedge foreign exchange risk.

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

As of December 31, 2003, we were primarily exposed to the following currency: fluctuation between the U.S. Dollar and the Euro, and the U.S Dollar and the Canadian Dollar.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This pronouncement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or and asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. This pronouncement did not have an effect on the Company’s financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue is recognized at the time services are provided.

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Revenue and expenses are translated at average exchange rates in effect during the period. Gains and losses from foreign currency translation are included in other comprehensive income.

Our cash and cash equivalents are not insured by any regulatory authority in Spain. Should the banks cease doing business, these amounts are subject to loss.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

ITEM 7. FINANCIAL STATEMENTS

Financial statements are audited and included herein beginning at page F-1 and are incorporated herein by reference.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective March 17, 2004, we retained Staley, Okada & Partners of Vancouver, Canada as our new certifying accountants, replacing Spicer Jeffries & Co. The decision to change accountants was prompted because Spicer Jeffries & Co. notified us that its professional liability insurance coverage for public reporting companies was not renewed by its previous insurance carrier and that they had been unsuccessful in obtaining new insurance coverage for public registrants, and accordingly requiring their resignation. There were no disagreements with Spicer Jeffries & Co. on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure during the period of their engagement, which was January 2002 through March, 2004.

Neither prior report of Spicer, Jeffries & Co. for the fiscal years ending December 31, 2002 or December 31, 2001 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. However the report of Spicer, Jeffries & Co. for these fiscal years included an emphasis related to the uncertainties as to our ability to continue as a going concern.

The decisions to accept Spicer, Jeffries & Co.’s resignation and to engage new auditors was made and approved by the Board of Directors.

ITEM 8A. CONTROLS AND PROCEDURES

Our President (who is also our Chief Executive Officer) and our Chief Financial Officer evaluated our disclosure and internal controls as of the end of the quarter and year ended December 31, 2003. This evaluation determined that the disclosure controls and procedures in place ensure that material information relating to the registrant, including consolidated subsidiaries, is made known to the President and Chief Financial Officer by others within the entities for the period ended December 31,2003 to ensure disclosure on a timely basis in conformance with applicable rules and regulations.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Further there were no significant inefficiencies in the design or operation of our internal controls, which would have adversely affected our ability to record, process, summarize or report financial data. No material weaknesses in internal controls were identified or reported to our auditors nor was there any fraud that involved management or other employees who have a significant role in our internal controls.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     We have established a two (2) member board of directors. On December 31, 2003, members of the board of directors were as follows:

Name	Age	Office
Mohamed A. Khashoggi	39	Director
Jose Ramon Basterra	46	President and Director

MOHAMED A. KHASHOGGI. Mr. Khashoggi has been a Director since our inception and served as President until September 20, 2002. From 1997 until joining us, Mr. Khashoggi provided consulting services on behalf of Ibadesa S.L., a business-consulting firm in Madrid, Spain. He holds a Masters degree in International Studies from the University of Utah.

JOSE RAMON BASTERRA. Mr. Basterra served as Management Director since our inception, until succeeding Mr. Khashoggi as President. He was a vice-president with Abogados & Economistas in Bilbao, Spain since 1990 and was a Managing Director of Salumar, S.A. in Marbella, Spain in 1997 and 1998. He holds a degree from Instituto Internacional de Direccion de Empresas of the Universidad de Deusto in Bilbao, Basque Country, Spain.

Mr. Khashoggi receives approximately €2,400 a month ($2,740 USD/month) for his contribution to the company as a Director. Mr. Basterra’s compensation is inclusive of his position as President and Director. In addition to their compensation, we reimburse directors for any reasonable expenses pertaining to attending meetings, including travel, lodging and meals.

Our Articles of Incorporation provide that our board of directors shall consist of not less than one director, each of which shall be elected annually, and serve for a term of one year. Currently our board of directors consists of Mr. Khashoggi and Mr. Basterra, who were initially elected in June 1999, subsequently re-elected in 2001 and 2002, and shall serve until the next annual meeting of stockholders and until the election and qualification of their respective successors.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate executive cash compensation paid during the last four years to the following executive officers serving at the year ended December 31, 2003.

Name and Principal			Other
Position	Year	Salary (USD)	Compensation
Mohamed A. Khashoggi,	2003	$33,091.27	None
Director (1) (3)	2002	$30,335.70	None
	2001	$46,828.80	None
	2000	$13,855.10	None
Jose Ramon Basterra,	2003	$70,247.73	$139,051.33
Management Director and	2002	$73,614.90	None
Director (1) (2) (3)	2001	$26,060.20	None
	2000	$12,237.10	None
Cesar Martinez, Financial	2003	$96,919.24	None
Manager (1) (5)	2002	$70,644.90	None
	2001	$31,699.20	None
	2000	$-0-	None

(1) All Officers and directors are paid in Euro’s, the local currency. The average rate of exchange in 2003 was $1.1407/Euro 1.000 and in 2002 was $0.95/Euro 1.000

(2) Mr. Basterra invoices the Spanish operating company and the U.S. parent for additional income as defined in his employment agreement.

(3) Due to currency fluctuations over the course of the year, Mr. Basterra received $3,973.06 in extra compensation. This excess will be deducted from his annual bonus calculated against profit for 2003.

(4) Mr. Khashoggi is paid for serving on the board.

(5) Mr. Martinez invoices Spantel for all services.

EMPLOYMENT AGREEMENTS

On October 1,2002, Mr. Basterra entered into an employment agreement with us to serve as our president for a five year term. In consideration for his services, Mr. Basterra receives an annual base salary of Euros 180,000.00($205,326.00 based on an average exchange rate of $1.1407/Euro 1.0000) and two percent of the adjusted net profits. In addition, Mr. Basterra is provided with the option of a company automobile, with a value not exceeding Euros 50,000.00. Mr. Basterra has not exercised this option as of the date of this filing.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

There were no options to purchase shares of our common stock and SARs granted by us to our named executive officers in the fiscal year ended December 31, 2003.

INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

The Company does not currently have a stock option plan of any type.

OPTION EXERCISES AND HOLDINGS

To date, we have not issued any options or SARs to any persons. No options or SARs were exercised or unexercised during fiscal year 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2003 with respect to the beneficial ownership of the outstanding shares of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors; (3) each Named Executive Officer; and (4) all directors and executive officers as a group. As of December 31, 2003 there were 30,211,740 shares of our common stock issued and outstanding.

Name and Address		Number of Shares	% of Stock
of Beneficial		Beneficially	Beneficially
Owner	Title of Class	Owned	Owned
Mohamed Khashoggi 200-A Benabola Puerta Banus, 29660, Malaga Spain	Common Stock	3,700,000	12.2%
Jose Ramon Basterra Avda.Myramar Miramar 35	Common Stock	1,570,900	5.2%

Name and Address		Number of Shares	% of Stock
of Beneficial		Beneficially	Beneficially
Owner	Title of Class	Owned	Owned
Fuengirola 29640, Malaga Spain
Cesar Martinez, Avda.Myramar Miramar 35 Fuengirola 29640, Malaga Spain	Common Stock	10,000	*
Financiere Hispoano-Suiza SA(1) 10 Rue Pierre Fation Geneva, 1206 Switzerland	Common Stock	1,000,000	3.3%
All directors officers and as a group (5 persons)	Common Stock	5,790,900	19.2%

     *Indicates less than 1% ownership.

(1) Financiere Hispoano-Suiza SA is an affiliated company of Credifinance, Ltd. The shares owned by Financiere Hispoana-Suiza SA were issued to Credifinance for investment banking services rendered to Spantel.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Spantel S.A. relies on a related entity, ABC Telemarketing S.L. (“ABC”), a Spanish company, for telemarketing services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel 2000 S.A. and charges Spantel 2001 S.A. for the services provided. Spantel 2001 S.A. incurred $1,602,861 and $1,902,737 during the years ended December 31, 2003 and 2002, respectively related to these services from ABC.

Spantel has advanced funds to Spansurf, an entity owned 100% by ABC. Spansurf is an internet provider and provides this service along with repairs and maintenance of the Company’s computer applications. Since inception we have charged off $616,506 to operations for amounts advanced to Spansurf. The amounts charged off in 2003 and 2002 were $156,114 and $106,241 respectively.

During 2002, 2001 and 2000, we paid $224,537, $631,919 and $47,373, respectively, to Credifinance Capital Corp. (“Credifinance”) for investment banking fees for services rendered in connection with the reverse acquisition of Spantel (formerly Receptagen, Ltd.). In

September of 2002, $208,982 was owed Credifinance for amounts advanced for operating expenses incurred by us during 2001. Of this amount, $200,000 was paid by Almond, Inc., a non-affiliated company on a convertible note to Spantel. Credifinance is also related to Interunion Financial Corp., which is the note holder of two notes payable totaling $602,447. Credifinance is also related to Financiere Hispano-Suiza SA who is a shareholder of Spantel.

Additionally, in November 2002, we entered into an agreement with DDT, Inc. through which Mr. Basterra is partially paid for his services as President and Director. This company’s sole shareholder is Mr. Basterra.

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

3.2 By-laws (Incorporated by reference to Exhibit 3.12 of Form 10 filed November 14, 1994).

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(B)REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during 2003.

Item 14. Principal Accountant Fees and Services

Audit Fees

Our board of directors had appointed Spicer, Jeffries & Co. as independent auditors to audit our financial statements for the current fiscal year, until they were required to resign effective as of March 16, 2004, at which time we retained the services of Staley, Okada & Partners. The aggregate fees billed by Spicer, Jeffries & Co. for professional services rendered for the audit of the financial statements included in this annual report on Form 10-KSB for the years ended December 31, 2003 and 2002 were $2,000 and $21,037, respectively.

Audit Related Fees

For the years ended December 31, 2003 and 2002, the aggregate fees billed for assurance and related services by Spicer, Jeffries & Co. relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $5,375 and $5,700, respectively.

All Other Fees

For the years ended December 31, 2003 and 2002, the aggregate fees billed by Spicer, Jeffries & Co. for other non-audit professional services, other than those services listed above, totaled $4,225 and $3,500, respectively.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPANTEL COMMUNICATIONS, INC.
(Registrant)

By:	/s/ JOSE RAMON BASTERRA	Date: April 14, 2004

Jose Ramon Basterra
President and Director

By:	/s/ MOHAMED A. KHASHOGGI	Date: April 14, 2004

Mohamed A. Khashoggi
Director

By:	/s/ CESAR MARTINEZ	Date: April 14, 2004

Cesar Martinez
Treasurer
and Chief Financial Officer

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

Dated: April 14, 2004	/s/ Jose Ramon Basterra
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

Dated: April 14, 2004	/s/ Cesar Martinez
Cesar Martinez, Treasurer
(chief financial officer)

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
FINANCIAL STATEMENTS
DECEMBER 31, 2003

Page
Independent Auditors’ Report	2-3
Consolidated Balance Sheets	4
Consolidated Statements of Operations	5
Consolidated Statements of Comprehensive Income (Loss)	6
Consolidated Statements of Changes in Shareholders’ Deficit	7
Consolidated Statements of Cash Flows	8
Notes to Consolidated Financial Statements	9-16

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Spantel Communications, Inc.

We have audited the accompanying consolidated balance sheets of Spantel Communications, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spantel Communications, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ STALEY, OKADA & PARTNERS

Vancouver, British Columbia
March 22, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Spantel Communications, Inc.

We have audited the accompanying consolidated balance sheet of Spantel Communications, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spantel Communications, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ SPICER, JEFFRIES & CO.

Denver, Colorado
March 7, 2003

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Notes 1 and 3)	$4 006 780	$1 845 910
Receivables:
Trade, net of allowances for doubtful accounts	2 450 422	2 018 566
Related parties (Note 5)	510	250 954
Other	234 022	715 859
Deferred subscriber acquisition costs	328 680	310 193
Other current assets	372 811	74 880

Total current assets	7 393 225	5 216 362

OTHER ASSETS:
Property and equipment, net (Note 2)	1 330 602	1 010 793
Deferred subscriber acquisition costs	1 314 720	1 240 771
Deposits	208 482	77 998

Total other assets	2 853 804	2 329 562

TOTAL ASSETS	$10 247 029	$7 545 924

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4 610 888	$4 509 339
Advances from bank (Note 4)	1 278 077	1 262 609
Due to related parties (Note 5)	2 092 888	3 788 684
Current portion of long-term liabilities (Note 7)	1 041 877	—

Total current liabilities	9 023 730	9 560 632

LONG-TERM LIABILITIES (Note 7)	940 753	200 000

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY (DEFICIT) (Note 3):
Common stock, $.001 par value, 60,000,000 shares authorized, 30,211,740 and 21,858,746, shares issued and outstanding	30 212	21 859
Additional paid-in capital	5 390 588	3 895 402
Accumulated other comprehensive (loss) income	(232 260)	63 059
Deficit	(4 905 994)	(6 195 028)

Total shareholders’ equity (deficit)	282 546	(2 214 708)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$10 247 029	$7 545 924

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended
December 31,
	2003	2002
SALES	$16 446 832	$11 496 723

EXPENSES:
Communications	9 053 680	7 893 558
Marketing and selling	2 509 152	3 107 826
Consulting	215 267	287 361
Professional fees	447 584	468 831
General and administrative	2 175 149	847 610
Depreciation and amortization	361 318	250 001

Total operating expenses	14 762 150	12 855 187

Income (loss) from operations	1 684 682	(1 358 464)
OTHER INCOME (EXPENSE):
Interest expense	(484 841)	(544 200)

Income (loss) before extraordinary item	1 199 841	(1 902 664)
Extraordinary gain on debt restructuring (Note 7)	89 193	—

NET INCOME (LOSS)	$1 289 034	$(1 902 664)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations per share	$0.06	$(0.10)

Income from extraordinary item	$0.00	$0.00

Net income (loss)	$0.06	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING	21 904 516	19 903 585

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended
December 31,
	2003	2002
NET INCOME (LOSS)	$1 289 034	$(1 902 664)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign exchange losses	(295 319)	(205 543)

COMPREHENSIVE INCOME (LOSS)	$993 715	$(2 108 207)

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Accumulated
		Common	Additional	Other
	Common	Stock	Paid-In	Comprehensive
	Shares	Amount	Capital	Income	Deficit
BALANCES, December 31, 2001	17 693 636	$17 694	$5 226 400	$268 602	$(9 443 402)
Issuance of common stock	4 115 110	4 115	4 110 995	—	—
Issuance of common stock for services	50 000	50	99 950	—	—
Recapitalization (Note 3)	—	—	(5 541 943)	390 905	5 151 038
Other comprehensive loss	—	—	—	(596 448)	—
Net loss	—	—	—	—	(1 902 664)

BALANCES, December 31, 2002	21 858 746	21 859	3 895 402	63 059	(6 195 028)
Issuance of common stock for assumption of debt	8 352 994	8 353	1 495 186	—	—
Other comprehensive loss	—	—	—	(295 319)	—
Net income	—	—	—	—	1 289 034

BALANCES, December 31, 2003	30 211 740	$30 212	$5 390 588	$(232 260)	$(4 905 994)

The accompanying notes are an integral part of these statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended
December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$1 289 034	$(1 902 664)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	361 318	250 001
Issuance of common stock for services	—	100 000
Extraordinary item	(89 193)	—
(Increase) decrease in accounts receivable, net	(431 856)	267 106
Decrease (increase) in other receivables	481 837	(144 513)
(Increase) decrease in deferred subscriber acquisition costs	(92 436)	45 288
Increase in other assets	(428 415)	(28 447)
Decrease in receivable from related parties	250 444	209
(Decrease) increase in due to related parties	(192 257)	1 062 054
Increase in advances from bank	15 468	539 038
Increase in accounts payable and accrued expenses	1 973 372	1 428 374

Net cash provided by operating activities	3 137 316	1 616 446
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(681 127)	(548 127)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(295 319)	(205 543)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2 160 870	862 776
CASH AND CASH EQUIVALENTS, beginning of period	1 845 910	983 134

CASH AND CASH EQUIVALENTS, end of period	$4 006 780	$1 845 910

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$468 841	$544 200

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:
Issuance of common stock in repayment of shareholder advances	$—	$4 115 110

Issuance of note payable for payment of related party advances	$—	$200 000

Issuance of common stock for assumption of debt	$1 503 539	$—

Accounts payable restructured to long-term debt arrangement	$740 753	$—

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Business and Going Concern

In October 2001 Spantel Communications, Inc. (“Spantel”) completed its domestication and incorporation in the State of Florida, transferring the Company’s charter from Canadian Federal jurisdiction. The Company was formerly known as Receptagen, Ltd. Subsequently, the shareholders approved an exchange of common stock of the Company for all of the outstanding common stock of Spantel Communications, Inc. BVI (“BVI”), a company incorporated on September 9, 1999 in the British Virgin Islands. The stock exchange between Spantel and BVI has been considered a reverse acquisition (see Note 3). BVI carries on its business through Spantel S.A. (“Spantel S.A.”), a company incorporated in Spain. Spantel S.A. is a provider of telephone services to both residential and commercial customers in Spain. It operates as a reseller of telephone services whereby it purchases blocks of telephone time from various providers and resells it to its customers. All of the Company’s revenues were generated in Spain and additionally, all of the Company’s assets are located there.

The consolidated financial statements include the accounts of Spantel since the date of the reverse acquisition and the historical accounts of its wholly owned subsidiaries, BVI and Spantel S.A. (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At December 31, 2003 and 2002, cash and cash equivalents included $3,672,933 and $1,745,622, respectively, in money market funds that secure advances from the Company’s bank in the amount of $1,278,077 and $1,262,609, respectively (see Note 3).

Accounts Receivable

The Company uses the allowance method in accounting for bad debts. As of December 31, 2003 and 2002 the Company had recorded allowances for doubtful accounts of $1,896,081 and $1,700,850, respectively. The Company believes all other receivables are collectible.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled $396,919 for the year ended December 31, 2003 and $ 525,822 for the year ended December 31, 2002.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This pronouncement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or and asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. This pronouncement did not have an effect on the Company’s financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2- PROPERTY AND EQUIPMENT

December 31,
	2003	2002
Cost:
Construction	$45 448	$44 250
Technical installations and machinery	297 851	284 394
Other installations, tools and furniture	79 879	65 112
Data processing equipment	399 953	362 923
Software	237 749	212 623
Other assets	1 063 033	473 484

Total cost	$2 123 913	$1 442 786

Accumulated depreciation:
Construction	$28 223	$16 929
Technical installations and machinery	98 818	54 849
Other installations, tools and furniture	23 468	14 481
Data processing equipment	330 419	215 653
Software	105 958	52 623
Other assets	206 425	77 458

Total accumulated depreciation	$793 311	$431 993

Net book value	$1 330 602	$1 010 793

NOTE 3- SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 60,000,000 shares of $.001 par value voting common stock. Each share of common stock is entitled to one vote. The holders of the capital stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the capital stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Directors do not declare such dividends. Through December 31, 2003, no dividends have been declared or paid by the Company.

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

In addition, in September 2002, the Company issued 4,115,110 shares of common stock for shareholder loans in the amount of $4,115,110.

In July 2002, the Company issued 50,000 shares of common stock as compensation for legal services, valued at $2 per share, or $100,000. This amount has been included in professional fees in the accompanying statement of operations.

On December 30, 2003, the Company issued 8,352,994 shares of common stock for the assumption of debt payable to a related third party based on the fair market value of $0.18 per share. At the time of issuance, the balance owed to the third party was $1,503,539.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Balances with related parties at December 31, 2003 and 2002 consisted of the following:

	Due from Related Parties		Due to Related Parties
	2003	2002	2003	2002
Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	$—	$—	$292 229	$292 229
Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	—	—	382037	310,218
Advances from shareholders	—	—	—	1 220 690
Advances from/to related parties	510	250 954	154 876	158 380
Due to related companies for telemarketing and other services	—	—	1 263 746	1 807 167

Total	$510	$250954	$2 092 888	$3 788 684

Spantel S.A. relies on a related entity, ABC Telemarketing S.L. (“ABC”), a Spanish company, for telemarketing services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel S.A. and charges Spantel S.A. for the services provided. Spantel S.A. incurred $1,602,861 and $1,902,737 during the years ended December 31, 2003 and 2002, respectively, related to these services from ABC. Included in due to related companies for telemarketing and other services above is $1,263,746 and $1,785,207, due to ABC as of December 31, 2003 and 2002, respectively.

During 2002, Credifinance Capital Corp. (“Credifinance”) received investment banking fees of $224,537 for services rendered in connection with the reverse acquisition of Spantel (formerly Receptagen, Ltd.) and has advanced the Company operating expenses incurred by Spantel during 2001. During 2002, this amount was repaid by an unrelated entity, and accordingly, this amount is now owed to that unrelated entity (see Note 7). Credifinance is also related to the entity that is the note holder of the two notes payable listed above totaling $674,266 and in addition, is related to another entity that is a 3.3% shareholder.

Included in due from related parties above is $0 and $156,114 as of December 31, 2003 and 2002, respectively, due from Spansurf, which is 100% owned by ABC. Since inception, the Company has charged off $616,506 to operations for amounts advanced to Spansurf. Also included in the due from related parties above is $94,840 as of December 31, 2002 due from entities owned by certain shareholders and directors of the Company. For the years ended December 31, 2003 and 2002, respectively, $154,876 and $121,201 was due to entities owned by certain shareholders and directors of the Company.

On March 27, 2002, the Company entered into an agreement with a shareholder to borrow up to $1,500,000 bearing interest at market rates and maturing in not less than one year. On December 30, 2003, the Company issued 8,352,994 shares of common stock to this shareholder to relinquish the balance owed of $1,503,539.

Approximately 75% of deferred subscriber acquisition costs at December 31, 2003 and 2002 are related parties.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6- INCOME TAXES

At December 31, 2003, the Company had an unused U.S. federal net operating loss carryforward of approximately $316,050 for income tax purposes, which expires in 2021. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. In addition, at December 31, 2003, the Company had an unused Spanish net operating loss carryforward of approximately $9,640,000, of which $885,000 expires in 2015, $4,047,000 expires in 2016 and the remainder in 2017. These net operating loss carryforwards may result in future income tax benefits of approximately $2,530,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax liabilities	$—	$—

Deferred tax assets:
U.S. net operating loss carryforwards	$107 457	$48 200
Spanish net operating loss carryforwards	3 373 920	2 378 800
Temporary differences	—	—

Total deferred tax assets	3 481 377	2 427 000
Valuation allowance for deferred tax assets	(3 481 377)	(2 427 000)

	$—	$—

The valuation allowance for deferred tax assets was increased by $1,054,377 for the years ending December 31, 2003 and 2002.

The Company’s actual effective tax rate for these years is reconciled to the expected statutory tax rates as follows:

	2003	2002
Expected statutory tax (benefit) rates	35.00%	(35.00)%
Expected state tax (benefit) rate, net	3.60%	(3.60)%

Expected combined statutory tax rate	38.60%	(38.60)%
Utilization of net operating loss carryforward	(38.60)%	—
Valuation allowance for deferred tax assets	—	38.60%

Effective income tax rate	0.00%	0.00%

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7- CONVERTIBLE NOTE PAYABLE, COMMITMENTS AND CONTINGENCIES

In September 2002, the Company issued a convertible note payable to an unrelated company, in payment of advances in the amount of $200,000 owed to a related entity. The $200,000 note payable bears interest at 8%, is due September 30, 2007 and is convertible into shares of common stock at the market rate at the time of conversion, but no less than $0.50 per share.

The Company successfully renegotiated the terms of its trade payable with a vendor on April 28, 2003. As an inducement to encourage the Company to purchase from the vendor in the future, the vendor agreed to a long-term debt arrangement extending the maturity until October 15, 2005. In conjunction with two installment payments of 396,228 EUR and 413,166 EUR on July 1, 2003 and October 1, 2003, respectively, the Company will pay 30 equal payments of 66,666 EUR starting May 15, 2003. The Company computed an imputed interest rate of 2.91%, 50 basis points over EURIBOR, to determine the discounted cash flows of the debt arrangement at April 28, 2003. The difference between the carrying value of the trade payable and the discounted cash flows of $89,193 was recorded as an extraordinary item on a debt restructuring.

As of December 31, 2003 and 2002, the long-term borrowings consisted of the follow:

	2003	2002
Convertible note, convertible at $.50 per share of common stock, unsecured, bearing interest at 8 percent and due September 30, 2007	$200 000	$200 000
Long-term debt arrangement, unsecured, imputed interest rate at 2.91%, due October 15, 2005	1 782 630	—
Less: Current portion of long-term liabilities	(1 041 877)	—

Total long-term debt	$940 753	$200 000

The Company leases office space from unrelated third parties under non-cancelable operating leases. As of December 31, 2003, aggregate minimum future commitments under these leases are as follows:

Fiscal Year	Amount
2004	$159,698
2005	25,226
2006	13,001
2007	13,001
2008	11,917

Total minimum lease payments	$222,843

The Company leased office space under month-to-month agreements with a related party until November 2003. The annual rents under these leases were approximately $165,382.

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

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7- CONVERTIBLE NOTE PAYABLE, COMMITMENTS AND CONTINGENCIES (continued)

The Company’s cash and cash equivalents are not insured by any regulatory authority in Spain. Should the bank cease doing business, these amounts are subject to loss.

On October 1, 2002, the president entered into an employment agreement with Spantel Communications, Inc. to serve as president for a five year term. In consideration for his services, the president receives an annual base salary of Euros 180,000 ($205,315 USD) and two percent of the adjusted net profits. In addition, the president is provided with the option of a company automobile, with a value not exceeding Euros 50,000 ($57,032 USD). As of December 31, 2003, the president has not exercised this option.

In December, 2003, the Company entered into an agreement with a third party entity to purchase its telephone customers. It is estimated that the total purchase price will approximate $476,000 of which the Company has already paid $214,000. An additional 80% of the remaining amount will be paid in August, 2004 with the final payment due in February, 2005. In addition, during January, 2004, Spantel also loaned the third party entity $225,000 carrying interest at the Euribor rate of 2.4% and due in monthly payments until January, 2007 and $187,500 carrying interest at the Euribor rate of 2.4% and due in monthly payments until June, 2007.

NOTE 8- SUBSEQUENT EVENTS

In January, 2004, the Company entered into an agreement with a third party to purchase a portfolio of telephone clients. The purchase price is approximately $523,000 and can be adjusted if certain average revenues in the future are different. An initial payment of $363,000 was made with the remaining payment being due in July, 2004.