Form 10QSB
period 2004-03-31
SPANTEL COMMUNICATIONS INC
filed 2004-05-24
CIK 932818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

AS OF MARCH 31, 2004, THERE ARE 30,211,740 SHARES OF COMMON STOCK OUTSTANDING. THE ISSUER HAS NO OTHER CLASSES OF STOCK OUTSTANDING.

Page
Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003 (Audited)	3

Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003 (Unaudited)	4

Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2004 and 2003 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (Unaudited)	6

Notes to Consolidated Financial Statements	7-16
Section 302 Certification of President
Section 302 Cert. of Principal Accounting Officer
Cert. of President & Principal Accounting Officer

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Unaudited financial statements for the quarterly period covered by this report are attached hereto. The statements, in management’s opinion, represent a fair presentation of the Company’s financial condition.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
FINANCIAL STATEMENTS
MARCH 31, 2004

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Notes 1 and 3)	$1,579,033	$4,006,780
Receivables:
Trade, net of allowances for doubtful accounts	3,188,896	2,450,422
Related parties (Note 4)	56,122	510
Other	278,567	234,022
Deferred subscriber acquisition costs	311,132	328,680
Current portion of notes receivable (Note 6)	137,192	—
Other current assets	273,197	372,811

Total Current Assets	5,824,139	7,393,225

OTHER ASSETS:
Property and equipment, net	1,019,744	1,116,039
Deferred subscriber acquisition costs	1,122,656	1,314,720
Acquired subscriber lists	1,810,828	214,563
Long-term portion of notes receivable (Note 6)	253,202	—
Deposits	236,926	208,482

Total Other Assets	4,443,356	2,853,804

TOTAL ASSETS	$10,267,495	$10,247,029

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,682,718	$4,610,888
Advances from bank (Note 3)	—	1,278,077
Due to related parties (Note 4)	2,088,392	2,092,888
Current portion of long-term liabilities (Note 5)	943,640	1,041,877

Total Current Liabilities	8,714,750	9,023,730

LONG-TERM LIABILITIES (Note 5)	763,252	940,753

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY (Note 2):
Common stock, $.001 par value, 60,000,000 shares authorized, 30,211,740 shares issued and outstanding	30,212	30,212
Additional paid-in capital	5,390,589	5,390,588
Accumulated other comprehensive loss	(186,359)	(232,260)
Deficit	(4,444,949)	(4,905,994

Total Shareholders’ Equity	789,493	282,546

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,267,495	$10,247,029

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)	(Unaudited)

SALES	$5,079,448	$3,830,997
EXPENSES:
Communications	2,701,349	2,232,831
Marketing and selling	782,295	632,445
Consulting	96,921	44,155
Professional fees	118,943	115,965
General and administrative	623,032	501,303
Depreciation and amortization	220,612	77,709

Total operating expenses	4,543,152	3,604,408

Income (loss) from operations	536,296	226,589
OTHER INCOME (EXPENSE):
Interest expense	(75,251)	(105,756)

NET INCOME (LOSS)	$461,045	$120,833

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net income (loss)	$0.02	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING	30,211,740	21,858,746

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)	(Unaudited)

NET INCOME	$461,045	$120,833
OTHER COMPREHENSIVE INCOME (LOSS):
Exchange gains (losses)	45,901	(88,917)

COMPREHENSIVE INCOME	$506,946	$31,916

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$461,045	$120,833
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	220,612	77,709
Increase in accounts receivable, net	(738,474)	(1,752,300)
(Increase) decrease in other receivables	(44,545)	114,855
Decrease (increase) in deferred subscriber acquisition costs	209,612	(6,830)
Decrease (increase) in other assets	71,170	(7,681)
Increase in receivable from related parties	(55,612)	(22,802)
(Decrease) increase in due to related parties	(4,496)	220,712
(Decrease) increase in advances from bank	(1,278,077)	180,764
Increase in accounts payable and accrued expenses	1,071,830	693,529

Net cash used in operating activities	(86,935)	(381,211)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(26,433)	(1,104)
Acquired subscriber lists, net	(1,694,149)	—

Net cash used in investing activities	(1,720,582)	(1,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(275,738)	—
Issuance of notes receivable	(390,393)	—

Net cash used in financing activities	(666,131)	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	45,901	(88,917)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,427,747)	(471,232)
CASH AND CASH EQUIVALENTS, beginning of period	4,006,780	1,845,910

CASH AND CASH EQUIVALENTS, end of period	$1,579,033	$1,374,678

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$67,251	$105,756

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

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2004, and the related statements of operations, comprehensive income, shareholders’ deficit and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s fiscal 2003 audited consolidated financial statements and the related notes thereto included in the Company’s Form 10-KSB filed with the Commission on April 15, 2004.

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At March 31, 2004 and December 31, 2003, cash and cash equivalents included $1,233,762 and $3,672,933, respectively, in money market funds that secure advances from the Company’s bank in amounts of $0 and $1,278,077, respectively (see Note 3).

Accounts Receivable

The Company uses the allowance method in accounting for bad debts. As of March 31, 2004 and December 31, 2003, the Company had recorded allowances for doubtful accounts of $1,877,036 and $1,896,081, respectively. The Company believes all other receivables are collectible.

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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 — ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Amortization of Acquired Subscriber Lists

Acquired subscriber lists consist of telephone clients acquired from third parties. The subscriber lists are amortized over the estimated useful life of three years using the straight-line method.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled $120,362 for the three months ended March 31, 2004 and $104,755 for the three months ended March 31, 2003.

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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 — ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income Per Share of Common Stock

Net income per share of common stock is based on the weighted average number of shares of common stock outstanding, giving effect to the reverse acquisition and the reverse stock split as discussed above.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments previously classified as equity be classified as liabilities or, in some cases, as assets. The adoption of SFAS No. 150 had no impact on the Company’s financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, as amended. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. In general, SFAS No. 149 was effective for the Company on a prospective basis for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after that date. The adoption of SFAS No. 149 had no impact on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which it revised in December 2003 (collectively, “FIN 46”). FIN 46 requires the consolidation of certain variable interest entities, as defined. FIN 46 is effective for the Company as of December 31, 2003, as it relates to special-purpose entities, as defined, and in the first quarter 2004 for all other types of variable interest entities. The Company did not have investments in any variable interest entities, and therefore, the adoption of FIN 46 did not have an impact on the Company’s 2003 financial statements and is not expected to have an impact on the 2004 financial position, results of operations, or cash flows.

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

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 3 — ADVANCES FROM BANK

The Company’s bank advances funds based on the amount that the Company bills to its customers each month. These customers then pay the bank directly. In the event these customers do not pay the bank, the amount receivable from these customers is charged back against the restricted cash equivalent held by the bank (see Note 1). The Company is charged a fee by their bank for this service. As of March 31, 2004, the Company paid all advances from the bank.

NOTE 4 — RELATED PARTY TRANSACTIONS

Balances with related parties at March 31, 2004 and December 31, 2003 consisted of the following:

	Due from Related Parties		Due to Related Parties
	March 31,	December 31,	March 31,	December 31,
	2004	2003	2004	2003
Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	$—	$—	$292,229	$292,229

Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	—	—	378,151	382,037

Advances from/to related parties	56,122	510	163,682	154,876

Due to related companies for telemarketing and other services	—	—	1,254,330	1,263,746

Total	$56,122	$510	$2,088,392	$2,092,888

Spantel S.A. relies on a related entity, ABC Telemarketing S.L. (“ABC”), a Spanish company, for telemarketing services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel S.A. and charges Spantel S.A. for the services provided. Spantel S.A. incurred $527,509 and $376,334 during the three months ended March 31, 2004 and 2003, respectively, related to these services from ABC. Included in due to related companies for telemarketing and other services above is $1,254,330 and $1,263,746, due to ABC as of March 31, 2004 and December 31, 2003, respectively.

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

Included in due from related parties above is $47,202 and $0 as of March 31, 2004 and December 31, 2003, respectively, due from Spansurf, which is 100% owned by ABC. Since inception, the Company has charged off $651,324 to operations for amounts advanced to Spansurf. Also included in the due from related parties above is $8,920 as of March 31, 2004 due from entities owned by certain shareholders and directors of the Company. For the three months ended March 31, 2004 and 2003, respectively, $163,682 and $134,236 was due to entities owned by certain shareholders and directors of the Company.

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
(Continued)

NOTE 5 — CONVERTIBLE NOTE PAYABLE, COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2003 and 2002, the long-term borrowings consisted of the follow:

	2003	2002
Convertible note, convertible at $.50 per share of common stock, unsecured, bearing interest at 8 percent and due September 30, 2007	$200,000	$200,000

Long-term debt arrangement, unsecured, imputed interest rate at 2.91%, due October 15, 2005	1,782,630	—

	1,982,630	200,000

Less: Current portion of long-term debt	(1,041,877)

Total long-term debt	$940,753	$200,000

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
(Continued)

NOTE 5 — CONVERTIBLE NOTE PAYABLE, COMMITMENTS AND CONTINGENCIES (continued)

The Company’s cash and cash equivalents are not insured by any regulatory authority in Spain. Should the bank cease doing business, these amounts are subject to loss.

On October 1, 2002, the president entered into an employment agreement with Spantel Communications, Inc. to serve as president for a five-year term. In consideration for his services, the president receives an annual base salary of Euros 180,000 ($205,315 USD) and two percent of the adjusted net profits. In addition, the president is provided with the option of a company automobile, with a value not exceeding Euros 50,000 ($57,032 USD). As of December 31, 2003, the president has not exercised this option.

During the quarter ended March 31, 2004, the Company purchased several portfolios of telephone clients from unrelated entities. The combined purchase price approximates $1,908,711 and can be adjusted if certain average revenues in the future are different. As of March 31, 2004, approximately $705,000 remains to be paid and is included in accounts payable.

NOTE 6 — NOTES RECEIVABLE

In connection with one of the telephone client purchases discussed above, the Company loaned one of the third party entities $225,000, bearing interest at the Euribor rate of 2.4% due in monthly payments until January, 2007 and $187,500, bearing interest at the Euribor rate of 2.4% and due in monthly payments until March, 2007. As of March 31, 2004, the amounts of the notes receivable are as follows:

Note receivable bearing interest of 2.4% due in monthly installments until January 2007	$207,588
Note receivable bearing interest of 2.4% due in monthly installments until March 2007	182,805

Total notes receivable	$390,393

Less: current portion of notes receivable	(137,191)

Long-term portion of notes receivable	$253,202

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

RESULTS OF OPERATIONS

For information concerning our prior full fiscal year, we refer you to our financial statements provided in our Annual Report on Form 10-KSB filed for the year ending December 31, 2003. Spantel 2000 S.A., a telecommunications company based in Madrid, Spain is our operating subsidiary. Spantel 2000 S.A. is a provider of various telecommunications services and products within Spain; all of its operations were established after the deregulation of the telecommunications industry in Spain in 1998. The following comparable analysis of the Company’s operations is based on United States Dollars. This is important because the Company’s operations are located in Spain and the value of the Euro, as compared to the United States Dollar, has increased from the prior year. Accordingly, if the following analysis were stated in Euros, the percentage changes would be significantly different.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2003

Revenues

Revenues for the three months ended March 31, 2004 increased $1,248,451 or 32.59% to $5,079,448 from $3,830,997 for the three months ended March 31, 2003. This increase was due primarily to the growth of our customer base through an increase in regional coverage, the acquisition of portfolios of telephone clients, and the increased sales of telecommunications services through the implementation of selling campaigns and expansion into related businesses.

Communications Expense

Communications expense for the three months ended March 31, 2004 increased $468,518, or 20.98% to $2,701,349 from $2,232,831 for the three months ended March 31, 2003. This increase was due primarily to the expansion of our business. The gross margin (sales less communications expense) for the three months ended March 31, 2004 increased $779,933, or 48.80% to $2,378,099 from $1,598,166 for the three months ended March 31, 2003. The increase was primarily due to the expansion of our business coupled with better pricing as a result of negotiations with our major suppliers offset by a decrease in a new business line where the margins are currently lower.

Expenses

Operating expenses for the three months ended March 31, 2004, increased $470,226, or 34.28% to $1,841,803 from $1,371,577 for the three months ended March 31, 2003. Expenses consist primarily of marketing and selling, professional fees, and general and administrative costs. This increase is a result of the higher depreciation and amortization expense related to equipment purchased during the prior year and telephone clients purchased, temporary agency expenses to contract people for specific campaigns, and additional general and administrative expenses from higher mailing expenses from an increase in client base.

Net Income

Net income for the three months ended March 31, 2004 was $461,045 versus $120,833 for the three months ended March 31, 2003. This increase was primarily due to the increase of revenues and the increase of the gross margin.

PLAN OF OPERATIONS FOR THE COMPANY

We plan to internally grow our existing customer base through the further implementation of our marketing plan. This marketing plan features a combination of services to build revenues both with existing and new customers. This campaign is designed to enhance customer service and to both entice and hold customer loyalty. Additionally we are pursuing the acquisition of similarly situated telecommunications companies, or their clients, primarily in Spain. Such acquisitions of additional customers will improve both our revenues and the margins of the new and the existing traffic. These acquisitions will be financed through internal cash flow, if possible, or the raising of additional capital through equity or debt offerings.

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

LIQUIDITY AND CAPITAL RESOURCES

Our capital resources have been provided primarily by capital contributions from stockholders, stockholders’ loans and the exchange of outstanding debt into our common stock.

As of March 31, 2004, we had a working capital deficit of approximately $2,890,611 versus a working capital deficit of $4,241,213 as of March 31, 2003. We believe that it will be necessary to continue to improve this working capital position. We believe that by continuing to sustain profitable operations and continuing to increase our revenues and related margins, we will improve our working capital.

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

SPANTEL COMMUNICATIONS, INC. (Registrant)
Date: May 24, 2004	By:	/s/ Jose Ramon Basterra
Jose Ramon Basterra
President

Date: May 24, 2004	By:	/s/ Cesar Martinez
Cesar Martinez
Principal Accounting Officer