Form 10QSB
period 2004-06-30
SPANTEL COMMUNICATIONS INC
filed 2004-08-13
CIK 932818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
COMMISSION FILE NUMBER
0-25124

SPANTEL COMMUNICATIONS, INC.

A Florida Corporation
(Formerly Receptagen Ltd.)
(Name of small business issuer in its charter)

5192 10th Avenue North, Suite D
Lake Worth, FL 33463
Telephone Number (804) 967-4258

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share.

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES ☑ NO ☐

AS OF JUNE 30, 2004, THERE ARE 30,211,740 SHARES OF COMMON STOCK OUTSTANDING. THE ISSUER HAS NO OTHER CLASSES OF STOCK OUTSTANDING.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
FINANCIAL STATEMENTS
JUNE 30, 2004

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Unaudited financial statements for the quarterly period covered by this report are attached hereto. The statements, in management’s opinion, represent a fair presentation of the Company’s financial condition.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents (Notes 1 and 3)	$1,370,405	$4,006,780
Receivables:
Trade, net of allowances for doubtful accounts	3,547,255	2,450,422
Related parties (Note 4)	40,883	510
Other	485,034	234,022
Deferred subscriber acquisition costs	547,320	328,680
Current portion of notes receivable (Note 6)	131,497	—
Other current assets	159,767	372,811

Total current assets	6,282,161	7,393,225

OTHER ASSETS:
Property and equipment, net	929,374	1,116,039
Deferred subscriber acquisition costs	820,980	1,314,720
Acquired subscriber lists	1,126,839	214,563
Long-term portion of notes receivable (Note 6)	235,696	—
Deposits	236,926	208,482

Total other assets	3,349,815	2,853,804

TOTAL ASSETS	$9,631,976	$10,247,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,099,064	$4,610,888
Advances from bank (Note 3)	—	1,278,077
Due to related parties (Note 4)	2,076,288	2,092,888
Current portion of long-term liabilities (Note 5)	949,115	1,041,877

Total current liabilities	8,124,467	9,023,730

LONG-TERM LIABILITIES (Note 5)	522,550	940,753

COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS’ EQUITY (Note 2):
Common stock, $.001 par value, 60,000,000 shares authorized, 30,211,740 shares issued and outstanding	30,212	30,212
Additional paid-in capital	5,390,588	5,390,588
Accumulated other comprehensive loss	(166,396)	(232,260)
Deficit	(4,269,455)	(4,905,994)

Total shareholders’ equity	984,959	282,546

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,631,976	$10,247,029

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months Ended
	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
SALES	$4,989,162	$4,316,533
EXPENSES:
Communications	2,796,188	2,345,306
Marketing and selling	865,362	732,425
Consulting	71,019	35,135
Professional fees	112,478	139,212
General and administrative	663,582	524,777
Depreciation and amortization	231,612	83,413

Total operating expenses	4,740,241	3,860,268

Income from operations	248,921	456,265
OTHER INCOME (EXPENSE):
Interest expense	(73,417)	(136,732)

NET INCOME	$175,504	$319,533

BASIC AND DILUTED EARNSINGS PER COMMON SHARE:
Net income	$0.01	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	30,211,740	21,858,746

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months Ended
	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
SALES	$10,068,610	$8,147,530
EXPENSES:
Communications	5,497,537	4,578,137
Marketing and selling	1,647,657	1,364,869
Consulting	167,940	79,290
Professional fees	231,421	255,177
General and administrative	1,286,614	1,026,080
Depreciation and amortization	452,224	161,122

Total operating expenses	9,283,393	7,464,675

Income from operations	785,217	682,855
OTHER INCOME (EXPENSE):
Interest expense	(148,668)	(242,488)

NET INCOME	$636,549	$440,367

BASIC AND DILUTED EARNSINGS PER COMMON SHARE:
Net income	$0.02	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	30,211,740	21,858,746

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months Ended
	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
NET INCOME	$175,504	$319,533
OTHER COMPREHENSIVE INCOME (LOSS):
Exchange gains (losses)	19,963	(98,678)

COMPREHENSIVE INCOME	$195,467	$220,855

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six months Ended
	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
NET INCOME	$636,549	$440,367
OTHER COMPREHENSIVE INCOME (LOSS):
Exchange gains (losses)	65,864	(187,595)

COMPREHENSIVE INCOME	$702,413	$252,772

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months Ended
	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$636,549	$440,367
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	452,224	161,122
Increase in accounts receivable, net	(1,096,833)	(1,893,345)
(Increase) decrease in other receivables	(251,012)	270,261
Decrease (increase) in deferred subscriber acquisition costs	275,100	(15,179)
Decrease (increase) in other assets	184,600	(30,847)
Increase in receivable from related parties	(40,373)	(106,337)
(Decrease) increase in due to related parties	(16,600)	141,233
(Decrease) increase in advances from bank	(1,278,077)	166,664
Increase in accounts payable and accrued expenses	488,176	2,275,767

Net cash (used in) provided by operating activities	(646,246)	1,409,706
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(45,793)	(22,306)
Acquired subscriber lists, net	(1,132,042)	—

Net cash used in investing activities	(1,177,835)	(22,306)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(510,965)	—
Issuance of notes receivable, net	(367,193)	—

Net cash used in financing activities	(878,158)	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	65,864	(187,595)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,636,375)	1,199,805
CASH AND CASH EQUIVALENTS, beginning of period	4,006,780	1,845,910

CASH AND CASH EQUIVALENTS, end of period	$1,370,405	$3,045,715

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$136,668	$242,488

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

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2004, and the related statements of operations, comprehensive income, shareholders’ deficit and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s fiscal 2003 audited consolidated financial statements and the related notes thereto included in the Company’s Form 10-KSB filed with the Commission on April 15, 2004.

Cash Equivalents

All highly liquid investments purchased with an original maturity of six months or less are considered to be cash equivalents. At June 30, 2004 and December 31, 2003, cash and cash equivalents included $968,899 and $3,672,933, respectively, in money market funds that secure advances from the Company’s bank in amounts of $0 and $1,278,077, respectively (see Note 3).

Accounts Receivable

The Company uses the allowance method in accounting for bad debts. As of June 30, 2004 and December 31, 2003, the Company had recorded allowances for doubtful accounts of $1,895,567 and $1,896,081, respectively. The Company believes all other receivables are collectible.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled $230,875 for the six months ended June 30, 2004 and $197,238 for the six months ended June 30, 2003.

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

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 3 — ADVANCES FROM BANK

The Company’s bank advances funds based on the amount that the Company bills to its customers each month. These customers then pay the bank directly. In the event these customers do not pay the bank, the amount receivable from these customers is charged back against the restricted cash equivalent held by the bank (see Note 1). The Company is charged a fee by their bank for this service. As of June 30, 2004, the Company paid all advances from the bank.

NOTE 4 — RELATED PARTY TRANSACTIONS

Balances with related parties at June 30, 2004 and December 31, 2003 consisted of the following:

	Due from Related Parties		Due to Related Parties
	June 30,	December 31,	June 30,	December 31,
	2004	2003	2004	2003
Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	$—	$—	$292,229	$292,229
Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	—	—	367,882	382,037
Advances from/to related parties	40,883	510	163,848	154,876
Due to related companies for telemarketing and other services	—	—	1,252,329	1,263,746

Total	$40,883	$510	$2,076,288	$2,092,888

Spantel S.A. relies on a related entity, ABC Telemarketing S.L. (“ABC”), a Spanish company, for telemarketing services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel S.A. and charges Spantel S.A. for the services provided. Spantel S.A. incurred $1,046,749 and $682,764 during the six months ended June 30, 2004 and 2003, respectively, related to these services from ABC. Included in due to related companies for telemarketing and other services above is $1,252,329 and $1,263,746, due to ABC as of June 30, 2004 and December 31, 2003, respectively.

During 2002, Credifinance Capital Corp. (“Credifinance”) received investment banking fees of $224,537 for services rendered in connection with the reverse acquisition of Spantel (formerly Receptagen, Ltd.) and has advanced the Company operating expenses incurred by Spantel during 2001. During 2002, this amount was repaid by an unrelated entity, and accordingly, this amount is now owed to that unrelated entity. Credifinance is also related to the entity that is the note holder of the two notes payable listed above and in addition, is related to another entity that is a 3.3% shareholder.

Included in due from related parties above is $24,448 and $0 as of June 30, 2004 and December 31, 2003, respectively, due from Spansurf, which is 100% owned by ABC. Since inception, the Company has charged off $651,324 to operations for amounts advanced to Spansurf. Also included in the due from related parties above is $16,435 as of June 30, 2004 due from entities owned by certain shareholders and directors of the Company. For the six months ended June 30, 2004 and 2003, respectively, $174,116 and $138,296 was due to entities owned by certain shareholders and directors of the Company.

On March 27, 2002, the Company entered into an agreement with a shareholder to borrow up to $1,500,000 bearing interest at market rates and maturing in not less than one year. On December 30, 2003, the Company issued 8,352,994 shares of common stock to this shareholder to relinquish the balance owed of $1,503,539.

Approximately 75% of deferred subscriber acquisition costs at June 30, 2004 and December 31, 2003 are related parties.

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

As of December 31, 2003 and 2002, the long-term borrowings consisted of the follow:

	2003	2002
Convertible note, convertible at $.50 per share of common stock, unsecured, bearing interest at 8 percent and due September 30, 2007	$200,000	$200,000
Long-term debt arrangement, unsecured, imputed interest rate at 2.91%, due October 15, 2005	1,782,630	—

	1,982,630	200,000
Less: Current portion of long-term debt	(1,041,877)	—

Total long-term debt	$940,753	$200,000

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

During the period ended June 30, 2004, the Company purchased several portfolios of telephone clients from unrelated entities. The combined purchase price approximates $1,346,600 and can be adjusted if certain average revenues in the future are different. As of June 30, 2004, approximately $143,000 remains to be paid and is included in accounts payable.

NOTE 6 — NOTES RECEIVABLE

In connection with one of the telephone client purchases discussed above, the Company loaned one of the third party entities $225,000, bearing interest at the Euribor rate of 2.4% due in monthly payments until January, 2007 and $187,500, bearing interest at the Euribor rate of 2.4% and due in monthly payments until March, 2007. As of June 30, 2004, the amounts of the notes receivable are as follows:

Note receivable bearing interest of 2.4% due in monthly installments until January 2007	$189,554
Note receivable bearing interest of 2.4% due in monthly installments until March 2007	177,639

Total notes receivable	$367,193
Less: current portion of notes receivable	(131,497)

Long-term portion of notes receivable	$235,696

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

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2003

Revenues

Revenues for the three months ended June 30, 2004 increased $672,629 or 15.58% to $4,989,162 from $4,316,533 for the three months ended June 30, 2003. This increase was due primarily to the growth of our customer base through an increase in regional coverage, the acquisition of portfolios of telephone clients, and the increased sales of telecommunications services through the implementation of selling campaigns and expansion into related businesses.

Communications Expense

Communications expense for the three months ended June 30, 2004 increased $450,882, or 19.22% to $2,796,188 from $2,345,306 for the three months ended June 30, 2003. This increase was due primarily to the expansion of our business. The gross margin (sales less communications expense) for the three months ended June 30, 2004 increased $221,747, or 11.25% to $2,192,974 from $1,971,227 for the three months ended June 30, 2003. The increase was primarily due to the expansion of our business coupled with better pricing as a result of negotiations with our major suppliers offset by a decrease in a new business line where the margins are currently lower.

Expenses

Operating expenses for the three months ended June 30, 2004, increased $429,091, or 28.32% to $1,944,053 from $1,514,962 for the three months ended June 30, 2003. Expenses consist primarily of marketing and selling, professional fees, and general and administrative costs. This increase is a result of the higher depreciation and amortization expense related to equipment purchased during the prior year and telephone clients purchased, temporary agency expenses to contract people for specific campaigns, and additional general and administrative expenses from higher mailing expenses from an increase in client base.

Net Income

Net income for the three months ended June 30, 2004 was $175,504 versus $319,533 for the three months ended June 30, 2003. This decrease was primarily due to a greater increase of operating expenses than the increase of gross margin.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2003

Revenues

Revenues for the six months ended June 30, 2004 increased $1,921,080 or 23.58% to $10,068,610 from $8,147,530 for the six months ended June 30, 2003. This increase was due primarily to the growth of our customer base through an increase in regional coverage, the acquisition of portfolios of telephone clients, and the increased sales of telecommunications services through the implementation of selling campaigns and expansion into related businesses.

Communications Expense

Communications expense for the six months ended June 30, 2004 increased $919,400, or 20.08% to $5,497,537 from $4,578,137 for the six months ended June 30, 2003. This increase was due primarily to the expansion of our business. The gross margin (sales less communications expense) for the six months ended June 30, 2004 increased $1,001,680, or 28.06% to $4,571,073 from $3,569,393 for the six months ended June 30, 2003. The increase was primarily due to the expansion of our business coupled with better pricing as a result of negotiations with our major suppliers offset by a decrease in a new business line where the margins are currently lower.

Expenses

Operating expenses for the six months ended June 30, 2004, increased $899,318, or 31.16% to $3,785,856 from $2,886,538 for the six months ended June 30, 2003. Expenses consist primarily of marketing and selling, professional fees, and general and administrative costs. This increase is a result of the higher depreciation and amortization expense related to equipment purchased during the prior year and telephone clients purchased, temporary agency expenses to contract people for specific campaigns, and additional general and administrative expenses from higher mailing expenses from an increase in client base.

Net Income

Net income for the six months ended June 30, 2004 was $636,549 versus $440,367 for the six months ended June 30, 2003. This increase was primarily due to the increase of revenues and the increase of the gross margin.

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

As of June 30, 2004, we had a working capital deficit of approximately $1,842,306 versus a working capital deficit of $3,971,682 as of June 30, 2003. We believe that it will be necessary to continue to improve this working capital position. Continuing to sustain profitable operations and continuing to increase revenues and related margins improves our working capital.

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

SPANTEL COMMUNICATIONS, INC. (Registrant)

By:	/s/ Jose Ramon Basterra	Date: August 13, 2004

Jose Ramon Basterra
President

By:	/s/ Cesar Martinez	Date: August 13, 2004

Cesar Martinez
Principal Accounting Officer