Form 10QSB
period 2004-09-30
SPANTEL COMMUNICATIONS INC
filed 2004-11-12
CIK 932818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

AS OF SEPTEMBER 30, 2004, THERE ARE 30,211,740 SHARES OF COMMON STOCK OUTSTANDING. THE ISSUER HAS NO OTHER CLASSES OF STOCK OUTSTANDING.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Unaudited financial statements for the quarterly period covered by this report are attached hereto. The statements, in management’s opinion, represent a fair presentation of the Company’s financial condition.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Notes 1 and 3)	$1,023,390	$4,006,780
Receivables:
Trade, net of allowances for doubtful accounts (Note 1)	3,818,201	2,450,422
Related parties (Note 4)	119,717	510
Other	515,361	234,022
Deferred subscriber acquisition costs (Note 1)	600,465	328,680
Current portion of notes receivable (Note 6)	134,897	—
Other current assets	134,735	372,811

Total current assets	6,346,766	7,393,225

OTHER ASSETS:
Property and equipment, net	841,545	1,116,039
Deferred subscriber acquisition costs (Note 1)	750,581	1,314,720
Acquired subscriber lists	1,025,029	214,563
Long-term portion of notes receivable (Note 6)	206,317	—
Deposits	236,926	208,482

Total other assets	3,060,398	2,853,804

TOTAL ASSETS	$9,407,164	$10,247,029

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,993,327	$4,610,888
Advances from bank (Note 3)	—	1,278,077
Due to related parties (Note 4)	2,203,038	2,092,888
Current portion of long-term liabilities (Note 5)	974,890	1,041,877

Total current liabilities	8,171,255	9,023,730

LONG-TERM LIABILITIES (Note 5)	282,527	940,753

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY (Note 2):
Common stock, $.001 par value, 60,000,000 shares authorized, 30,211,740 and 30,211,740 shares issued and outstanding, respectively	30,212	30,212
Additional paid-in capital	5,390,588	5,390,588
Accumulated other comprehensive loss	(205,152)	(232,260)
Deficit	(4,262,266)	(4,905,994)

Total shareholders’ equity	953,382	282,546

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,407,164	$10,247,029

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2004	2003
	(Unaudited)	(Unaudited)

SALES	$4,822,131	$4,063,108

EXPENSES:
Communications	2,945,193	2,308,572
Marketing and selling	909,683	613,573
Consulting	65,889	53,617
Professional fees	142,472	96,037
General and administrative	481,185	565,642
Depreciation and amortization	212,158	85,360

Total operating expenses	4,756,580	3,722,801

Income from operations	65,551	340,307

OTHER EXPENSE:
Interest expense	(58,372)	(114,322)

NET INCOME	$7,179	$225,985

EARNINGS PER COMMON SHARE — BASIC AND DILUTED
Net income	$ *	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	30,211,740	21,858,746

*	Less than $0.01

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,
	2004	2003
	(Unaudited)	(Unaudited)

SALES	$14,890,741	$12,210,638

EXPENSES:
Communications	8,442,730	6,886,709
Marketing and selling	2,557,340	1,978,442
Consulting	233,829	132,907
Professional fees	373,893	351,214
General and administrative	1,767,799	1,591,722
Depreciation and amortization	664,382	246,482

Total operating expenses	14,039,973	11,187,476

Income from operations	850,768	1,023,162

OTHER EXPENSE:
Interest expense	(207,040)	(356,810)

NET INCOME	$643,728	$666,352

EARNINGS PER COMMON SHARE — BASIC AND DILUTED
Net income	$0.02	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	30,211,740	21,858,746

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	September 30,
	2004	2003
	(Unaudited)	(Unaudited)

NET INCOME	$7,179	$225,985

OTHER COMPREHENSIVE LOSS:
Exchange losses	(38,756)	(22,038)

COMPREHENSIVE (LOSS) INCOME	$(31,577)	$203,947

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended
	September 30,
	2004	2003
	(Unaudited)	(Unaudited)

NET INCOME	$643,728	$666,352

OTHER COMPREHENSIVE INCOME (LOSS):
Exchange gains (losses)	27,108	(209,633)

COMPREHENSIVE INCOME	$670,836	$456,719

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$643,728	$666,352
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	664,382	246,482
Increase in accounts receivable, net	(1,367,779)	(339,209)
(Increase) decrease in other receivables	(281,339)	385,789
Decrease in deferred subscriber acquisition costs	292,354	16,973
Decrease (increase) in other assets	209,632	(562,591)
Increase in receivable from related parties	(119,207)	(148,520)
Increase in due to related parties	110,150	53,880
(Decrease) increase in advances from bank	(1,278,077)	63,602
Increase in accounts payable and accrued expenses	382,439	2,482,905

Net cash (used in) provided by operating activities	(743,717)	2,865,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(389,888)	(156,747)
Acquired subscriber lists, net	(810,466)	—

Net cash used in investing activities	(1,200,354)	(156,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(725,213)	—
Issuance of notes receivable, net	(341,214)	—

Net cash used in financing activities	(1,066,427)	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	27,108	(209,633)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,983,390)	2,499,283

CASH AND CASH EQUIVALENTS, beginning of period	4,006,780	1,845,910

CASH AND CASH EQUIVALENTS, end of period	$1,023,390	$4,345,193

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$191,040	$356,810

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

Basis of Presentation

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of September 30, 2004, and the related statements of operations, comprehensive income, shareholders’ deficit and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s fiscal 2003 audited consolidated financial statements and the related notes thereto included in the Company’s Form 10-KSB filed with the Commission on April 15, 2004.

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At September 30, 2004 and December 31, 2003, cash and cash equivalents included $391,075 and $3,672,933, respectively, in money market funds that secure advances from the Company’s bank in amounts of $0 and $1,278,077, respectively (see Note 3).

Accounts Receivable

The Company uses the allowance method in accounting for bad debts. As of September 30, 2004 and December 31, 2003, the Company had recorded allowances for doubtful accounts of $1,948,472 and $1,896,081, respectively. The Company believes all other receivables are collectible.

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

Foreign Currency

The functional currency of the Company’s foreign subsidiary is the Euro. The Company’s reporting currency is the United States dollar. Accordingly, assets and liabilities of the foreign subsidiary are translated into United States dollars at end-of-period exchange rates. Revenue and expenses are translated at average exchange rates in effect during the period. Realized foreign currency translation gains and losses are credited or charged to operations during the period. Unrealized gains or losses from foreign currency translation are included in other comprehensive income.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled $341,290 for the nine months ended September 30, 2004 and $291,690 for the nine months ended September 30, 2003.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivables, notes receivable, deposits, accounts payable, advances from bank, due to related parties and long-term liabilities. Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of short-term receivables and prepaid expenses, which are carried at contracted amounts that approximate fair value. Similarly, the Company’s liabilities consist of short term liabilities recorded at contracted amounts that approximate fair value.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, as amended. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. In general, SFAS No. 149 was effective for the Company on a prospective basis for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after that date. The adoption of SFAS No. 149 had no impact on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which it was revised in December 2003 (collectively, “FIN 46”). FIN 46 requires the consolidation of certain variable interest entities, as defined. FIN 46 is effective for the Company as of December 31, 2003, as it relates to special-purpose entities, as defined, and in the first quarter 2004 for all other types of variable interest entities. The Company did not have investments in any variable interest entities, and therefore, the adoption of FIN 46 did not have an impact on the Company’s 2003 financial statements and is not expected to have an impact on the 2004 financial position, results of operations, or cash flows.

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

The Company’s bank advances funds based on the amount that the Company bills to its customers each month. These customers then pay the bank directly. In the event these customers do not pay the bank, the amount receivable from these customers is charged back against the restricted cash equivalent held by the bank (see Note 1). The Company is charged a fee by their bank for this service. As of September 30, 2004, the Company paid all advances from the bank.

NOTE 4 —	RELATED PARTY TRANSACTIONS

Balances with related parties at September 30, 2004 and December 31, 2003 consisted of the following:

	Due from Related Parties		Due to Related Parties

	September 30,	December 31,	September 30,	December 31,
	2004	2004	2004	2004

Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	$—	$—	$292,229	$292,229

Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	—	—	389,345	382,037

Advances from/to related parties	119,717	510	167,080	154,876

Due to related companies for telemarketing and other services	—	—	1,354,384	1,263,756

Total	$119,717	$510	$2,203,038	$2,092,888

Spantel S.A. relies on a related entity, ABC Telemarketing S.L. (“ABC”), a Spanish company, for telemarketing services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel S.A. and charges Spantel S.A. for the services provided. Spantel S.A. incurred $1,575,784 and $1,528,232 during the nine months ended September 30, 2004 and 2003, respectively, related to these services from ABC. Included in due to related companies for telemarketing and other services above is $1,354,384 and $1,263,746, due to ABC as of September 30, 2004 and December 31, 2003, respectively.

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

Included in due from related parties above is $86,061 and $0 as of September 30, 2004 and December 31, 2003, respectively, due from Spansurf, which is 100% owned by ABC. Since inception, the Company has charged off $651,324 to operations for amounts advanced to Spansurf. Also included in the due from related parties above is $33,656 as of September 30, 2004 due from entities owned by certain shareholders and directors of the Company. For the nine months ended September 30, 2004 and 2003, respectively, $167,080 and $151,103 was due to entities owned by certain shareholders and directors of the Company.

On March 27, 2002, the Company entered into an agreement with a shareholder to borrow up to $1,500,000 bearing interest at market rates and maturing in not less than one year. On December 30, 2003, the Company issued 8,352,994 shares of common stock to this shareholder to relinquish the balance owed of $1,503,539.

Approximately 75% of deferred subscriber acquisition costs at September 30, 2004 and December 31, 2003 are related parties.

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

As of December 31, 2003 and 2002, the long-term borrowings consisted of the follow:

	2003	2002

Convertible note, convertible at $.50 per share of common stock, unsecured, bearing interest at 8 percent and due September 30, 2007	$200,000	$200,000

Long-term debt arrangement, unsecured, imputed interest rate at 9.21%, due October 15, 2005	1,782,630	—

	1,982,630	200,000

Less: Current portion of long-term debt	(974,890)	—

Total long-term debt	$1,0076,740	$200,000

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

On October 1, 2002, the president entered into an employment agreement with Spantel Communications, Inc. to serve as president for a five year term. In consideration for his services, the president receives an annual base salary of Euros 180,000 ($205,315 USD) and two percent of the adjusted net profits. In addition, the president is provided with the option of a company automobile, with a value not exceeding Euros 50,000 ($57,032 USD). As of September 30, 2004, the president has not exercised this option.

During the period ended June 30, 2004, the Company purchased several portfolios of telephone clients from unrelated entities. The combined final purchase price was $1,347,593.

NOTE 6 —	NOTES RECEIVABLE

In connection with one of the telephone client purchases discussed above, the Company loaned one of the third party entities $225,000, bearing interest at the Euribor rate of 2.4% due in monthly payments of approximately $6,400 per month until January, 2007 and $187,500, bearing interest at the Euribor rate of 2.4% and due in monthly payments of approximately $5,300 per month until March, 2007. As of September 30, 2004, the amounts of the notes receivable are as follows:

Note receivable bearing interest of 2.4% due in monthly installments until January 2007	$175,105

Note receivable bearing interest of 2.4% due in monthly installments until March 2007	166,109

Total notes receivable	341,214

Less: current portion of notes receivable	134,897

Long-term portion of notes receivable	$206,317

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues

Revenues for the three months ended September 30, 2004 increased $759,023 or 18.68% to $4,822,131 from $4,063,108 for the three months ended September 30, 2003. This increase was due primarily to the growth of our customer base through an increase in regional coverage, the acquisition of portfolios of telephone clients, the sales carried out in prepaid cards and the increased sales of telecommunications services through the implementation of selling campaigns and expansion into related businesses.

Communications Expense

Communications expense for the three months ended September 30, 2004 increased $636,621, or 27.58% to $2,945,193 from $2,308,572 for the three months ended September 30, 2003. This increase was due primarily to the expansion of our business. The gross margin (sales less communications expense) for the three months ended September 30, 2004 increased $122,402, or 6.98% to $1,876,938 from $1,754,536 for the three months ended September 30, 2003. The increase was primarily due to the expansion of our business coupled with better pricing as a result of negotiations with our major suppliers offset by a decrease in a new business line where the margins are currently lower.

Expenses

Operating expenses for the three months ended September 30, 2004, increased $397,158, or 28.08% to $1,811,387 from $1,414,229 for the three months ended September 30, 2003. Expenses consist primarily of marketing and selling, professional fees, general and administrative costs and depreciation and amortization. This increase is a result of the higher depreciation and amortization expense related to equipment purchased during the prior year and telephone clients purchased, increase in personnel, and severance payments to two individuals as required by Spanish law.

Net Income

Net income for the three months ended September 30, 2004 was $7,179 versus $225,985 for the three months ended September 30, 2003. This decrease of $218,806, or 96.82% was primarily due to a greater increase of operating expenses than the increase of gross margin.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues

Revenues for the nine months ended September 30, 2004 increased $2,680,103 or 21.95% to $14,890,741 from $12,210,638 for the nine months ended September 30, 2003. This increase was due primarily to the growth of our customer base through an increase in regional coverage, the acquisition of portfolios of telephone clients, the sales carried out in prepaid card and the increased sales of telecommunications services through the implementation of selling campaigns and expansion into related businesses.

Communications Expense

Communications expense for the nine months ended September 30, 2004 increased $1,556,021, or 22.59% to $8,442,730 from $6,886,709 for the nine months ended September 30, 2003. This increase was due primarily to the expansion of our business. The gross margin (sales less communications expense) for the nine months ended September 30, 2004 increased $1,124,082, or 21.11% to $6,448,011 from $5,323,929 for the nine months ended September 30, 2003. The increase was primarily due to the expansion of our business coupled with better pricing as a result of negotiations with our major suppliers offset by a decrease in a new business line where the margins are currently lower.

Expenses

Operating expenses for the nine months ended September 30, 2004, increased $1,296,476, or 30.15% to $5,597,243 from $4,300,767 for the nine months ended September 30, 2003. Expenses consist primarily of marketing and selling, professional fees, general and administrative costs and depreciation and amortization. This increase is a result of the higher depreciation and amortization expense related to equipment purchased during the prior year and telephone clients purchased, temporary agency expenses to contract people for specific campaigns, increase in personnel, severance payments to two individuals as required by Spanish law, and additional general and administrative expenses from higher mailing expenses from an increase in client base.

Net Income

Net income for the nine months ended September 30, 2004 was $643,728 versus $666,352 for the nine months ended September 30, 2003. This decrease was primarily due to a greater increase of operating expenses than the increase of gross margin.

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

We are working to develop a new business in the denominated intelligent numbers and we are negotiating with several companies to incorporate new important resellers.

We have contracted with Uni 2 and BT, among others, to purchase telephone time. The contracts are variable by the number of minutes used and the point-to-point destination of the call. We have negotiated better prices and more facilities with these suppliers, therefore we should be able to increase current margins in cost of minutes versus revenue minutes sold.

We are going to continue to negotiate with our banks to reduce the current charges and other fees charged.

LIQUIDITY AND CAPITAL RESOURCES

Our capital resources have been provided primarily by capital contributions from stockholders, stockholders’ loans and the exchange of outstanding debt into our common stock.

As of September 30, 2004, we had a working capital deficit of approximately $1,824,489 versus a working capital deficiency of $3,827,069 as of September 30, 2003. We believe that it will be necessary to continue to improve this working capital position. Continuing to sustain profitable operations and continuing to increase revenues and related margins improves our working capital.

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

SPANTEL COMMUNICATIONS, INC. (Registrant)

By: /s/ Jose Ramon Basterra Jose Ramon Basterra President	Date: November 12, 2004

By: /s/ Cesar Martinez Cesar Martinez Principal Accounting Officer	Date: November 12, 2004