Form 10KSB
period 2004-12-31
SPANTEL COMMUNICATIONS INC
filed 2005-04-29
CIK 932818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 1O-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

COMMISSION FILE NUMBER
0-25124

SPANTEL COMMUNICATIONS INC.
(Formerly Receptagen Ltd.)
A Florida Corporation
(Name of small business issuer in its charter)

5192 10th Avenue North, Suite D

Lake Worth, FL 33463

Telephone Number (804) 967-4258

Securities registered under Section 12(g) of the Exchange Act: Common Stock ($.001 par value).

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [] NO [X ]

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANTS KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENT INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [X]

STATE ISSUER’S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $19,932,189 AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES AS OF DECEMBER 31, 2004: $4,531,761.

AS OF DECEMBER 31, 2004, THERE ARE 30,211,740 SHARES OF COMMON STOCK OUTSTANDING. THE ISSUER HAS NO OTHER CLASSES OF STOCK OUTSTANDING.

TABLE OF CONTENTS

2004 ANNUAL REPORT ON FORM 10-KSB

PART I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes and Disagreements with Accountants on Accounting and Financial Disclosures

PART III
Item 9.	Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits, List and Reports on Form 8-K
Item 14	Controls and procedures
CEO CERTIFICATION
CFO CERTIFICATION
Sec. 906 Certification by Chief Executive Officer
Sec. 906 Certification by Chief Financial Officer

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

We are a reporting issuer and our common shares have been listed on the OTC.BB under the symbol SPAL. Our shares have been traded on the Over the Counter Bulletin Board (“OTCBB”) since July 3, 2002.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our Fuengirola Office, located in Malaga, Spain consists of approximately 2,000 square meters at a rate of 11,159 Euros/Month (USD$15,180 /Month) expiring January 2006.This office was leased from January to October 2003 from related party ABC Telemarketing S.L. and since November 2003 was leased from a third party.

Our Madrid Office, located in Madrid, Spain consists of approximately 20 square meters at a rate of 950 Euros/Month (USD $1,292 /Month) expiring November 2008.

Our Barcelona Office, located in Barcelona, Spain consists of approximately 70 square meters at a rate of 842 Euros/Month (USD $1,146/Month) expiring April 2007.

The monthly rental rate of each of the above properties is based on the Consumer Price Index of Spain and is adjusted based on such on a yearly basis.

ITEM 3. LEGAL PROCEEDINGS

To our knowledge, as of December 31, 2004 there were no significant legal proceedings currently threatened or pending against us or our property or subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year covered by this report, no matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a). Market Information. There has been a trading market on NASDAQ’s OTC Bulletin Board for our common stock since July 3, 2002 under the symbol “SPAL.OB”. The trading activity has been generally sporadic and the price has dropped significantly since trading began. The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter - dealer prices, without retail mark-up, mark down or commissions, may not always represent actual transactions. There can be no assurance that an active trading market will ever develop or if such a market does develop, that it will continue.

	High	Low
Fiscal 2004
First Quarter (01/01/04 - 03/31/04)	0.52	0.17
Second Quarter (04/01/04 - 06/30/04)	0.49	0.24
Third Quarter (07/01/04 - 09/31/04)	0.26	0.15
Fourth Quarter (10/01/04 - 12/31/04)	0.16	0.09

Fiscal 2003
First Quarter (01/01/03 - 03/31/03)	0.24	0.07
Second Quarter (04/01/03 - 06/30/03)	0.12	0.03
Third Quarter (07/01/03 - 09/31/03)	0.34	0.08
Fourth Quarter (10/01/03 - 12/31/03)	0.50	0.17

     (b) Holders. As of December 31, 2004 there were 1,225 shareholders of record.

     (c) Dividends. There have been no dividends declared on our outstanding common stock for the last four (4) fiscal years.

     (d) Recent Sales of Unregistered Stock. We have not executed any sales of unregistered securities in the last four years.

In September, 2002, we issued 4,115,110 shares of our common stock for shareholder loans in the amount of $4,115,110.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion is intended to assist in an understanding of our consolidated financial position as of December 31, 2004, and the results of our operations for the year then ended.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

The following comparable analysis of our operations is based on United States Dollars. This is important because our operations are located in Spain and the value of the Euro, as compared to the United States Dollar, has substantially increased (approximately 10%-15%) from the prior year. Accordingly, if the following analysis were stated in Euros, the percentage changes would be significantly different.

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

Revenues for the year ended December 31, 2004, increased $3,485,357 or 21.19 % to $19,932,189, from $16,446,832 for the year ended December 31, 2003. Total revenues were significantly higher than the previous year due primarily to the growth of our customer base through an increase in regional coverage, the acquisition of portfolios of telephone clients, the sales of prepaid cards and the increased sales of telecommunications services through the implementation of marketing campaigns and expansion into related businesses.

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

Communications expense for the year ended December 31, 2004 increased $2,773,568 or 30.63% to $11,827,248 from $9,053,680 for the year ended December 31, 2003. This increase was due primarily to the expansion of our business. The gross margin (sales less communications expense) for the year ended December 31, 2004 increased $711,789 or 9.63% to $8,104,941 from $7,393,152 for the year ended December 31, 2003. The increase was primarily due to the expansion of our business offset by an increase in a new business line where the margins are currently lower.

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

These expenses increased in 2004 by $2,051,213 to $7,759,683, or 35.93%, from $5,708,470 for the year ended December 31, 2003. This increase is principally a result of the following. Marketing and selling expense increased by $1,294,990 because the Company increased certain arrangements with various advertisers and outside marketers, and increased staff, thus increasing costs and commissions paid. General and administrative expenses increased by $145,362 primarily as a result of higher mailing expenses due to a significant increase in customers. Depreciation and amortization increased $450,474 as a result of the purchase of portfolios of telephone clients.

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

NET INCOME

Our net income was $74,689 for the year ended December 31, 2004 versus $1,289,034 for the year ended December 31, 2003. This decrease was primarily due to a greater increase in operating expenses than the increase of gross margin.

ASSETS AND LIABILITIES

As of December 31, 2004, we had total assets of $9,512,083 and total liabilities of $9,187,029 compared to $10,247,029 and $9,964,483 respectively, as of December 31, 2003. No assurances can be made as to our ability to meet our cash requirements in connection with any expansion of our operations or any possible business combinations.

CASH FLOW

Cash flows from operations decreased from a balance provided by operations of $3,137,316 to a balance used in operations of $496,667 for year ended December 31, 2004, reflecting the decrease in net income from operations and a decrease in advances from our bank and an increase in outstanding accounts receivable.

LOANS

In January 2004, we loaned Globatel SL $225,000 at the EURIBOR interest rate of 2.4% due in monthly payments until January 2007. In addition, in February 2004, we loaned Globatel an additional $187,500 at the EURIBOR rate of 2.4% due in monthly payments until June 2007. The loans are secured by Globatel’s portfolio of telephone clients.

CAPITAL RESOURCES

Our capital resources have been provided primarily by capital contributions from stockholders, stockholders’ loans and the exchange of outstanding debt into our common stock.

WORKING CAPITAL AND LIQUIDITY

As of December 31, 2004, we had a working capital deficiency of $2,371,231 versus a working capital deficit of $1,358,795 as of December 31, 2003. We believe that it will be necessary to continue to improve our working capital position. This may be achieved by continuing to sustain profitable operations and by continuing to increase revenues and related margins. If we are unsuccessful in improving our working capital position through operations, we may be required to seek additional capital through the capital markets or from third parties. Such capital may be unavailable or unavailable on terms unacceptable to the Company.

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

Revenues for the year ended December 31, 2003, increased $4,950,109 or 43.06 % to $16,446,832, from $11,496,723 for the year ended December 31, 2002. Total revenues were significantly higher than the previous year due primarily to the growth of our customer base through an increase in regional coverage, increased sales of telecommunications services through the implementation of marketing campaigns and expansion into related businesses, and the increase in use per customer.

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

WORKING CAPITAL AND LIQUIDITY

As of December 31, 2003, we had a working capital deficit of approximately $1,358,795 versus a working capital deficit of $4,344,270 as of December 31, 2002. We believe that it will be necessary to continue to improve our working capital position. This may be achieved by continuing to sustain profitable operations and by continuing to increase revenues and related margins.

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

As of December 31, 2004, we were primarily exposed to the following currency: fluctuation between the U.S. Dollar and the Euro, and the U.S Dollar and the Canadian Dollar.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for financial statements issued at the beginning of the next fiscal year that begins after December 15, 2005. The adoption of this accounting pronouncement may have a material effect on the consolidated financial statements if the Company elects to grant options.

In December 2004, the FASB issued FSP No. 109-1—Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The effect of the adoption of FSP No. 109-1 is not material to the Company’s consolidated financial statements.

In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets. The provisions of this Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement should be applied prospectively, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. The standard requires abnormal amounts of idle facility and related expenses to be recognized as current period charges and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-06, Participating Securities and the Two-Class Method Under FAS 128, which requires the use of the two-class method of computing earnings per share for those enterprises with participating securities or multiple classes of common stock. The consensus is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF No. 03-06 did not affect the Company’s consolidated financial statements.

In December 2003, the FASB revised FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 (as revised) apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. This accounting pronouncement did not have a material effect on the consolidated financial statements.

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

Neither prior report of Spicer Jeffries LLP for the fiscal years ending December 31, 2002 or December 31, 2001 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. However the report of Spicer Jeffries LLP for these fiscal years included an emphasis related to the uncertainties as to our ability to continue as a going concern.

The decisions to accept Spicer Jeffries LLP resignation and to engage new auditors was made and approved by the Board of Directors.

ITEM 8A. CONTROLS AND PROCEDURES

Our President (who is also our Chief Executive Officer) and our Chief Financial Officer evaluated our disclosure and internal controls as of the end of the quarter and year ended December 31, 2004. This evaluation determined that the disclosure controls and procedures in place ensure that material information relating to the registrant, including consolidated subsidiaries, is made known to the President and Chief Financial Officer by others within the entities for the period ended December 31,2004 to ensure disclosure on a timely basis in conformance with applicable rules and regulations.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     We have established a two (2) member board of directors. On December 31, 2004, the members of our board of directors were as follows:

Name	Age	Office
Mohamed A. Khashoggi	41	Director
Jose Ramon Basterra	48	President, Chief Executive Officer and Director

MOHAMED A. KHASHOGGI. Mr. Khashoggi has been a Director since our inception and served as President until September 20, 2002. From 1997 until joining us, Mr. Khashoggi provided consulting services on behalf of Ibadesa S.L., a business-consulting firm in Madrid, Spain. He holds a Masters degree in International Studies from the University of Utah.

JOSE RAMON BASTERRA. Mr. Basterra served as Management Director since our inception, until succeeding Mr. Khashoggi as President and Chief Executive Officer. He was a vice-president with Abogados & Economistas in Bilbao, Spain since 1990 and was a Managing Director of Salumar, S.A. in Marbella, Spain in 1997 and 1998. He holds a degree from Instituto Internacional de Direccion de Empresas of the Universidad de Deusto in Bilbao, Basque Country, Spain.

Mr. Khashoggi receives approximately €2,400 a month ($2,740 USD/month) for his contribution to the company as a Director. Mr. Basterra’s compensation is inclusive of his position as President and Director. In addition to their compensation, we reimburse directors for any reasonable expenses pertaining to attending meetings, including travel, lodging and meals.
Our Articles of Incorporation provide that our board of directors shall consist of not less than one director, each of which shall be elected annually, and serve for a term of one year. Currently our board of directors consists of Mr. Khashoggi and Mr. Basterra, who were initially elected in June 1999, subsequently re-elected in 2001, 2002, 2003 and 2004, and shall serve until the next annual meeting of stockholders and until the election and qualification of their respective successors.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate executive cash compensation paid during the last four years to the following executive officers serving at the year ended December 31, 2004.

Name and Principal Position	Year	Salary (USD)	Other Compensation
Mohamed A. Khashoggi,	2004	$38,029	None
Director (1) (3)	2003	$33,091	None
	2002	$30,336	None
	2001	$46,829	None
	2000	$13,855	None
Jose Ramon Basterra,	2004	$84,604	$ 165,692.73
Management Director and	2003	$70,248	$ 139,051.33
Director (1) (2) (3)	2002	$73,615	None
	2001	$26,060	None
	2000	$12,237	None
Cesar Martinez, Financial	2004	$104,980	None
Manager (1) (5)	2003	$96,919	None
	2002	$70,644	None
	2001	$31,699	None
	2000	$-0-	None

(1)	All Officers and directors are paid in Euro’s, the local currency. The average rate of exchange in 2004 was $1.12445/Euro 1.000 and in 2003 was $1.1407/Euro 1.000 and in 2002 was $0.95/Euro 1.000
(2)	Mr. Basterra invoices the Spanish operating company and the U.S. parent for additional income as defined in his employment agreement.
(3)	Due to currency fluctuations over the course of the year, Mr. Basterra received $3,973 in extra compensation. This excess will be deducted from his annual bonus calculated against profit for 2003.
(4)	Mr. Khashoggi is paid for serving on the board.
(5)	Mr. Martinez invoices Spantel for all services.

EMPLOYMENT AGREEMENTS

On October 1,2002, Mr. Basterra entered into an employment agreement with us to serve as our president for a five year term. In consideration for his services, Mr. Basterra receives an annual base salary of Euros 180,000($225,010 based on an average exchange rate of $1.2445/Euro 1.0000) and two percent of the adjusted net profits. In addition, Mr. Basterra is provided with the option of a company automobile, with a value not exceeding Euros 50,000. Instead of buying the car, the Company entered into an automobile lease at the end of the year 2004.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

There were no options to purchase shares of our common stock and SARs granted by us to our named executive officers in the fiscal years ended December 31, 2004 and 2003.

INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

The Company does not currently have a stock option plan of any type.

OPTION EXERCISES AND HOLDINGS

To date, we have not issued any options or SARs to any persons. No options or SARs were exercised or unexercised during fiscal years 2004 and 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2004 with respect to the beneficial ownership of the outstanding shares of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors; (3) each Named Executive Officer; and (4) all directors and executive officers as a group. As of December 31, 2004 and 2003 there were 30,211,740 shares of our common stock issued and outstanding.

Name and Address		Number of Shares	% of Stock
of Beneficial Owner	Title of Class	Beneficially Owned	Beneficially Owned
Mohamed Khashoggi 200-A Benabola Puerta Banus, 29660, Malaga Spain	Common Stock	3,700,000	12.2%
Jose Ramon Basterra Avda.Myramar Miramar 35	Common Stock	1,570,900	5.2%
Fuengirola 29640, Malaga Spain
Cesar Martinez, Avda.Myramar Miramar 35 Fuengirola 29640, Malaga Spain	Common Stock	10,000	*
Financiere Hispoano-Suiza SA(1) 10 Rue Pierre Fation Geneva, 1206 Switzerland	Common Stock	1,000,000	3.3%
All directors officers and as a group (5 persons)	Common Stock	5,790,900	19.2%

     *Indicates less than 1% ownership.

(1)
Financiere Hispoano-Suiza SA is an affiliated company of Credifinance, Ltd. The shares owned by Financiere Hispoana-Suiza SA were issued to Credifinance for investment banking services rendered to Spantel.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Spantel S.A. relies on a related entity, ABC Telemarketing S.L. (“ABC”), a Spanish company, for telemarketing services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel 2000 S.A. and charges Spantel 2000 S.A. for the services provided. Spantel 2000 S.A. incurred $2,094,746 and $1,602,861 during the years ended December 31, 2004 and 2003, respectively related to these services from ABC. On March 5, 2004, Spantel 2000, the Corporation’s wholly owned subsidiary, acquired ABC Telemarketing S.L. ("ABC"), a Spanish company, located in Malaga (South of Spain) from Jose Ramon Basterra, the Corporation’s President and Chief Executive Officer. The consideration for the purchase was $3,737.56US. On December 21, 2004, the parties agreed to unwind this acquisition, however ABC will continue to provide the Corporation with telemarketing services to generate new customers for Spantel 2000, as well as operate a customer service center for Spantel 2000's base of customers. ABC performed similar services for Spantel 2000 during previous fiscal years and was its principal customer. Approximately 80% of Spantel 2000's current customers were identified and secured based on the telemarketing activities of ABC.

Spantel has advanced funds to Spansurf, an entity owned 100% by ABC. Spansurf is an internet provider and provides this service along with repairs and maintenance of the Company’s computer applications. Since inception we have charged off $996,435 to operations for amounts advanced to Spansurf. The amounts charged off in 2004 and 2003 were $345,111 and $156,114 , respectively.

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

31.1 Certificate and Articles of Incorporation. (Incorporated by reference to Exhibit 99 of Registrant’s current report filed on Form 8-K filed February 8, 2002).

31.2 By-laws (Incorporated by reference to Exhibit 3.12 of Form 10 filed November 14, 1994).

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(B)REPORTS ON FORM 8-K

On March 23, 2004, the Company filed a Form 8-K with respect to the termination of its relationship with its prior accountants and the appointment of its current accountants. The Form 8-K provided that, effective March 17, 2004, Spantel Communications, Inc. (the “Company”) retained Staley, Okada and Partners as its new certifying accountants, replacing Spicer, Jeffries & Co.

Spicer, Jeffries & Co. advised the Company on March 16, 2004 that its professional liability insurance coverage for public reporting companies was not renewed by its previous insurance carrier, and that it had been unsuccessful in obtaining new insurance coverage for public registrants.

There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Spicer, Jeffries & Co.’s satisfaction would have caused it to make reference to the subject matter of the disagreement in connection with its report through the date of its resignation, March 17, 2004.

Neither prior report of Spicer, Jeffries & Co. for the fiscal years ending December 31, 2002 or December 31, 2001 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. However the report of Spicer for these fiscal years included an emphasis related to the uncertainties as to our ability to continue as a going concern.

The decision to accept Spicer, Jeffries & Co.’s resignation and engage new auditors was approved by the Board of Directors.

On March 17, 2004, the Company engaged the firm of Staley, Okada and Partners as its new certifying accountants to examine the books and records of the Company for the fiscal year ending December 31, 2003.

On July 23, 2004, the Company filed a Form 8-K/A amending the March 23, 2004 Form 8-K to add certain clarifying information with respect to the termination of its relationship with Spicer, Jeffries & Co. and the new engagement of Staley, Okada and Partners.

Item 14. Principal Accountant Fees and Services

Audit Fees

For the years ended December 31, 2004 and 2003, the aggregate fees billed by Staley, Okada & Partners for professional services rendered for the audit of the financial statements included in this annual report on Form 10-KSB for the years ended were $24,000 and $20,800, respectively.

Audit Related Fees

For the years ended December 31, 2004 and 2003, the aggregate fees billed for assurance and related services by Staley Okada & Partners relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $5,250and $0, respectively.

All Other Fees

For the years ended December 31, 2004 and 2003, the aggregate fees billed by Staley Okada & Partners for other non-audit professional services, other than those services listed above, totaled $0 and $0, respectively.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPANTEL COMMUNICATIONS, INC.
(Registrant)

By:	/s/ JOSE RAMON BASTERRA	Date: April 29, 2005
Jose Ramon Basterra
President and Director

By:	/s/ MOHAMED A. KHASHOGGI	Date: April 29, 2005
Mohamed A. Khashoggi
Director

By:	/s/ CESAR MARTINEZ	Date: April 29, 2005
Cesar Martinez
Treasurer and Chief Financial Officer

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
FINANCIAL STATEMENTS
DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Shareholders of
Spantel Communications, Inc.

We have audited the accompanying consolidated balance sheets of Spantel Communications, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spantel Communications, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ STALEY, OKADA & PARTNERS
CHARTERED ACCOUNTANTS

Vancouver, British Columbia
March 22, 2005

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Notes 1 and 4)	$952,558	$4,006,780
Receivables:
Trade, net of allowances for doubtful accounts (Note 1)	3,938,307	2,450,422
Related parties (Note 5)	117,777	510
Other	553,745	234,022
Deferred subscriber acquisition costs (Note 1)	574,074	328,680
Current portion of notes receivable (Note 8)	148,776	-
Other current assets	121,073	372,811
Total current assets	6,406,310	7,393,225

OTHER ASSETS:
Property and equipment, net (Note 3)	911,187	1,116,039
Deferred subscriber acquisition costs (Note 1)	861,111	1,314,720
Acquired subscriber lists, net of accumulated amortization of $439,687 and $0, respectively	907,893	214,563
Long-term portion of notes receivable (Note 8)	188,656	-
Deposits	236,926	208,482
Total other assets	3,105,773	2,853,804
TOTAL ASSETS	$9,512,083	$10,247,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,128,481	$4,072,468
Advances from bank (Note 4)	-	1,278,077
Due to related parties (Note 5)	2,432,978	2,092,888
Current portion of long-term liabilities (Note 7)	2,216,082	1,308,587
Total current liabilities	8,777,541	8,752,020

LONG-TERM LIABILITIES (Note 7)	409,488	1,212,463

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY (Note 2):

Common stock, $.001 par value, 60,000,000 shares authorized, 30,211,740 and 30,211,740 shares issued and outstanding, respectively	30,212	30,212
Additional paid-in capital	5,390,588	5,390,588
Accumulated other comprehensive loss	(264,441)	(232,260)
Deficit	(4,831,305)	(4,905,994)
Total shareholders’ equity	325,054	282,546
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,512,083	$10,247,029

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2004	2003

SALES	$19,932,189	$16,446,832

EXPENSES:
Communications	11,827,248	9,053,680
Marketing and selling	3,804,142	2,509,152
Consulting	314,319	215,267
Professional fees	508,919	447,584
General and administrative	2,320,511	2,175,149
Depreciation and amortization	811,792	361,318

Total operating expenses	19,586,931	14,762,150

Income from operations	345,258	1,684,682

OTHER EXPENSE:
Interest expense	(270,569)	(484,841)

Income before extraordinary item	74,689	1,199,841

Extraordinary gain on debt restructuring (Note 7)	—	89,193

NET INCOME	$74,689	$1,289,034

BASIC AND DILUTED INCOME PER COMMON SHARE:
Income from continuing operations per share	$0.00	$0.05

Income from extraordinary item	$0.00	$0.00

Net income	$0.00	$0.06

WEIGHTED AVERAGE SHARES OUTSTANDING	30,211,740	21,904,516

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2004	2003

NET INCOME	$74,689	$1,289,034

OTHER COMPREHENSIVE INCOME (LOSS):
Exchange gains (losses)	(32,181)	(295,319)

COMPREHENSIVE INCOME	$42,508	$993,715

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Income	Deficit	Total

BALANCES, December 31, 2002	21,858,746	$21,859	$3,895,402	$63,059	$(6,195,028)	$(2,214,708)

Issuance of common stock for assumption of debt	8,352,994	8,353	1,495,186	—	—	1,503,539
Other comprehensive loss	—	—	—	(295,319)	—	(295,319)
Net income	—	—	—	—	1,289,034	1,289,034

BALANCES, December 31, 2003	30,211,740	30,212	5,390,588	(232,260)	(4,905,994)	282,546

Other comprehensive income	—	—	—	(32,181)	—	(32,181)
Net income	—	—	—	—	74,689	74,689

BALANCES, December 31, 2004	30,211,740	$30,212	$5,390,588	$(264,441)	$(4,831,305)	$325,054

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$74,689	$1,289,034
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	811,792	361,318
Extraordinary item	-	(89,193)
Increase in accounts receivable, net	(1,487,885)	(431,856)
(Increase) decrease in other receivables	(319,723)	481,837
Decrease (increase) in deferred subscriber acquisition costs	208,215	(92,436)
Decrease (increase) in other current assets and deposits	223,294	(428,415)
(Increase) decrease in receivable from related parties	(117,267)	250,444
Increase (decrease) in due to related parties	340,090	(192,257)
(Decrease) increase in advances from bank	(1,278,077)	15,468
Increase in accounts payable and accrued expenses	56,013	1,973,372

Net cash (used in) provided by operating activities	(1,488,859)	3,137,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(167,253)	(466,564)
Purchase of acquired subscriber lists	(1,133,017)	(214,563)

Net cash used in investing activities	(1,300,270)	(681,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	104,520	-
Issuance of notes receivable, net	(337,432)	-

Net cash used in financing activities	(232,912)	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(32,181)	(295,319)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,054,222)	2,160,870

CASH AND CASH EQUIVALENTS, beginning of period	4,006,780	1,845,910

CASH AND CASH EQUIVALENTS, end of period	$952,558	$4,006,780

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$254,569	$468,841

Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Issuance of common stock for assumption of debt	$-	$1,503,539

Accounts payable restructured to long-term debt arrangement	$-	$740,753

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Business and Going Concern

The Company was originally incorporated on May 17, 1984 under the name 133166 Canada Inc. and after a series of name changes became Receptagen, Ltd. On July 12, 1993. On October 30, 2001, the Company changed its name to Spantel Communications, Inc. (“Spantel”) and completed its domestication and incorporation in the State of Florida, transferring the Company’s charter from Canadian Federal jurisdiction. On July 12, 2001, the shareholders approved an exchange of common stock of the Company for all of the outstanding common stock of Spantel Communications, Inc. (“BVI”), a company incorporated on September 9, 1999 in the British Virgin Islands. The stock exchange between Spantel and BVI has been considered a reverse acquisition (see Note 2). BVI carries on its business through Spantel 2000 S.A. (“Spantel S.A.”), a company incorporated in Spain. Spantel S.A. is a provider of telephone services to both residential and commercial customers in Spain. It operates as a reseller of telephone services whereby it purchases blocks of telephone time from various providers and resells it to its customers. All of the Company’s revenues were generated in Spain and additionally; all of the Company’s assets are located there.

Basis of Consolidation

The consolidated financial statements include the accounts of Spantel since the date of the reverse acquisition and the historical accounts of its wholly owned subsidiaries, BVI and Spantel S.A. (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At December 31, 2004 and 2003, cash and cash equivalents included $891,090 and $3,672,933, respectively, in money market funds that secure advances from the Company’s bank in amounts of $0 and $1,278,077, respectively (see Note 4).

Accounts Receivable

The Company uses the allowance method in accounting for bad debts. As of December 31, 2004 and 2003, the Company had recorded allowances for doubtful accounts of $2,465,742 and $1,896,081, respectively. The Company believes all remaining other receivables are collectible.

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

Net Income Per Share of Common Stock

Basic and diluted net income per share of common stock is based on the weighted average number of shares of common stock outstanding, giving effect to the reverse acquisition and the reverse stock split as discussed above. The note payable convertible into common shares was not included in calculating diluted net income per share because the effect was anti-dilutive.

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

Revenue Recognition

Revenue is recognized at the time the services are provided and when all of the following criteria have been met: persuasive evidence for an arrangement exists; service has been provided; the fee is fixed or determinable; and collection is reasonably assured.

Long-Lived Assets

The Company reviews its long-lived assets for impairment at the end of every reporting period and whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using the estimated undiscounted net cash flows, which are anticipated to be generated by the asset.

Advertising Costs

Advertising costs are expensed as incurred and totaled $458,039 for the year ended December 31, 2004 and $396,919 for the year ended December 31, 2003.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will be recovered.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivables, notes receivable, deposits, accounts payable, advances from bank, due to and from related parties and long-term liabilities. Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of short-term receivables and prepaid expenses, which are carried at contracted amounts that approximate fair value. Similarly, the Company’s liabilities consist of short term liabilities recorded at contracted amounts that approximate fair value.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for financial statements issued at the beginning of the next fiscal year that begins after December 15, 2005. The adoption of this accounting pronouncement may have a material effect on the consolidated financial statements if the Company elects to grant options.

In December 2004, the FASB issued FSP No. 109-1—Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The effect of the adoption of FSP No. 109-1 is not material to the Company’s consolidated financial statements.

In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets. The provisions of this Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement should be applied prospectively, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. The standard requires abnormal amounts of idle facility and related expenses to be recognized as current period charges and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-06, Participating Securities and the Two-Class Method Under FAS 128, which requires the use of the two-class method of computing earnings per share for those enterprises with participating securities or multiple classes of common stock. The consensus is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF No. 03-06 did not affect the Company’s consolidated financial statements.

In December 2003, the FASB revised FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 (as revised) apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. This accounting pronouncement did not have a material effect on the consolidated financial statements.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, as amended. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. In general, SFAS No. 149 was effective for the Company on a prospective basis for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after that date. The adoption of SFAS No. 149 had no impact on the Company's financial position, results of operations, or cash flows.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2- SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 60,000,000 shares of $.001 par value voting common stock. Each share of common stock is entitled to one vote. The holders of the capital stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the capital stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Directors do not declare such dividends. Through December 31, 2004, no dividends have been declared or paid by the Company.

On July 12, 2001, the shareholders approved an exchange of common stock of the Company for all of the outstanding common stock of Spantel Communications, Inc. BVI (“BVI”), a company incorporated in the British Virgin Islands. The stock exchange between Spantel and BVI has been considered a reverse acquisition. The reverse acquisition was accomplished through the issuance of 16,500,000 shares of common stock of the Company. Immediately before the reverse acquisition, the Company had 1,193,636 outstanding shares of common stock.

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

NOTE 3- PROPERTY AND EQUIPMENT

	December 31,
	2004	2003
Cost:
Construction	$45,448	$45,448
Technical installations and machinery	323,398	297,851
Other installations, tools and furniture	89,080	79,879
Data processing equipment	461,885	399,953
Software	221,962	237,749
Other assets	934,818	848,470
Total cost	$2,076,591	$1,909,350

Accumulated depreciation:
Construction	40,731	28,223
Technical installations and machinery	154,004	98,818
Other installations, tools and furniture	34,666	23,468
Data processing equipment	407,422	330,419
Software	164,328	105,958
Other assets	364,253	206,425
Total accumulated depreciation	$1,165,404	$793,311
Net book value	$911,187	$1,116,039

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4- ADVANCES FROM BANK

The Company’s bank advances funds based on the amount that the Company bills to its customers each month. These customers then pay the bank directly. In the event these customers do not pay the bank, the amount receivable from these customers is charged back against the restricted cash equivalent held by the bank (see Note 1). The Company is charged a fee by their bank for this service. As of December 31, 2004, the Company paid all advances from the bank.

NOTE 5- RELATED PARTY TRANSACTIONS

Balances with related parties at December 31, 2004 and 2003 consisted of the following:

	Due from Related Parties		Due to Related Parties
	2004	2003	2004	2003
Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	$—	$—	$292,229	$292,229
Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	—	—	410,249	382,037
Advances from/to related parties	117,777	510	139,943	154,876
Due to related companies for telemarketing and other services	—	—	1,590,557	1,263,746
Total	$117,777	$510	$2,432,978	$2,092,888
Spantel S.A. relies on a related entity, ABC Telemarketing S.L. (“ABC”), a Spanish company, for telemarketing services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel S.A. and charges Spantel S.A. for the services provided. Spantel S.A. incurred $2,094,746 and $1,602,861 during the years ended December 31, 2004 and 2003, respectively, related to these services from ABC. Included in due to related companies for telemarketing and other services above is $1,590,557 and $1,263,746, due to ABC as of December 31, 2004 and December 31, 2003, respectively.

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

Included in due from related parties above is $87,949 and $0 as of December 31, 2004 and 2003, respectively, due from Spansurf, which is 100% owned by ABC. Since inception, the Company has charged off $996,435 to operations for amounts advanced to Spansurf. Also included in the due from related parties above is $29,828 as of December 31, 2004 due from entities owned by certain shareholders and directors of the Company. For the years ended December 31, 2004 and 2003, respectively, $139,943 and $154,876 was due to entities owned by certain shareholders and directors of the Company.

On March 27, 2002, the Company entered into an agreement with a shareholder to borrow up to $1,500,000 bearing interest at market rates and maturing in not less than one year. On December 31, 2003, the Company issued 8,352,994 shares of common stock to this shareholder to relinquish the balance owed of $1,503,539.

Approximately 75% of deferred subscriber acquisition costs at December 31, 2004 and 2003 are paid to related parties.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6- INCOME TAXES

At December 31, 2004, the Company had an unused U.S. federal net operating loss carryforward of approximately $574,612 for income tax purposes, which expires in various years through 2024. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. In addition, at December 31, 2004, the Company had an unused Spanish net operating loss carryforward of approximately $6,723,082, of which $378,018 expires in 2015, $4,047,160 expires in 2016 and the remainder in 2017. These net operating loss carryforwards may result in future income tax benefits of approximately $2,530,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax liabilities	$—	$—

Deferred tax assets:
U.S. net operating loss carryforwards	201,114	$107,457
Spanish net operating loss carryforwards	3,506,376	3,373,920
Temporary differences	—	—
Total deferred assets	3,707,490	3,481,377
Valuation allowance for deferred tax assets	(3,707,490	(3,481,377)
	—	$—

The valuation allowance for deferred tax assets was increased by $226,113 and $1,054,377 for the years ending December 31, 2004 and 2003, respectively.

	2004	2003
Expected statutory tax rates	35.00%	35.00%
Expected state tax rate, net	3.6%	3.6%
Expected combined statutory tax rates	38.60%	38.60%
Utilization of net operating loss carryforward	-38.60%	-38.60%
Valuation allowance for deferred tax assets	—	—
	0.00%	0.00%

NOTE 7- CONVERTIBLE NOTE PAYABLE, COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2004, the cash and cash equivalents of the Company in the amount of $952,558 are on deposit in Spain and are not insured by any regulatory authority in Spain. Should the related banks cease doing business, these amounts are subject to loss.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7- CONVERTIBLE NOTE PAYABLE, COMMITMENTS AND CONTINGENCIES (continued)

On October 1, 2002, the president entered into an employment agreement with Spantel Communications, Inc. to serve as president for a five-year term. In consideration for his services, the president receives an annual base salary of Euros 180,000 ($245,000 USD) and two percent of the adjusted net profits.

During the year ended December 31, 2004, the Company purchased several portfolios of telephone clients from unrelated entities. The combined final purchase price was $1,347,593.

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

As of December 31, 2004 and 2003, the long-term borrowings consisted of the follow:

	2004	2003
Convertible note, convertible at $.50 per share of common stock, unsecured, bearing interest at 8 percent and due September 30, 2007	$200,000	$200,000
Debt arrangement, unsecured, bearing interest at 8%, due on demand	272,080	124,960
Debt arrangement, unsecured, imputed interest rate at 6%, due in installments until September 2005	871,395	-
Capital lease covering an automobile for four years expiring November 23, 2008	91,343	-
Capital lease covering equipment for three years expiring November 30, 2006	295,794	413,460
Long-term debt arrangement, unsecured, imputed interest rate at 2.91%, due October 15, 2005	894,958	1,782,630
	2,625,570	2,521,050
Less: Current portion of long-term debt	(2,216,082)	(1,308,587)
Total long-term debt	$409,488	$1,212,463

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7- CONVERTIBLE NOTE PAYABLE, COMMITMENTS AND CONTINGENCIES (continued)

The Company has operating leases for office space and equipment from unrelated third parties under non-cancelable operating leases. As of December 31, 2004, aggregate minimum future commitments under these leases are as follows:

Fiscal Year	Amount
2005	$239,420
2006	30,409
2007	20,603
2008	15,907
Total minimum lease payments	$306,339

The annual rents under these leases were approximately $197,892. The equipment leases for the year ended December 31, 2004, were approximately $65,315.

The Company has two capital leases covering equipment and an automobile. Aggregate annual payments on capital leases at December 31, 2004, are as follows:

Fiscal Year	Amount
2005	$177,649
2006	164,788
2007	23,322
2008	21,378
387,137
Present value of future minimum lease payments	$387,137

The amount of equipment and automobile under capital leases at December 31, 2004, was $438,285. These properties had related accumulated depreciation of $48,654 for a net book value of $389,631 at December 31, 2004.

NOTE 8 - NOTES RECEIVABLE

In connection with one of the telephone client purchases discussed above, the Company loaned one of the third party entities $225,000, bearing interest at the Euribor rate of 2.4% due in monthly payments of approximately $6,400 per month until January, 2007 and $187,500, bearing interest at the Euribor rate of 2.4% and due in monthly payments of approximately $5,300 per month until March, 2007. As of December 31, 2004 and 2003, the amounts of the notes receivable are as follows:

	2004	2003
Note receivable bearing interest of 2.4% due in monthly installments until January 2007	$171,912	$—
Note receivable bearing interest of 2.4% due in monthly installments until March 2007	165,520	—
Total notes receivable	337,432	—
Less: current portion of notes receivable	(148,776)	—
Long-term portion of notes receivable	$188,656	$—