Form 10QSB
period 2005-03-31
SPANTEL COMMUNICATIONS INC
filed 2005-05-19
CIK 932818

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 1O-QSB
                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [] NO [X]

AS OF MARCH 31, 2005, THERE ARE 30,211,740 SHARES OF COMMON STOCK OUTSTANDING. THE ISSUER HAS NO OTHER CLASSES OF STOCK OUTSTANDING.

================================================================================

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
PART I   FINANCIAL INFORMATION                                                                           2

ITEM 1.  FINANCIAL STATEMENTS                                                                            2

         Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004              3
         (Audited)

         Consolidated Statements of Operations for the Three months Ended March 31, 2005 and 2004        4
         (Unaudited)

         Consolidated Statements of Comprehensive Income for the Three months Ended March 31, 2005       5
         and 2004 (Unaudited)

         Consolidated Statements of Cash Flows for the Three months Ended March 31, 2005 and 2004        6
         (Unaudited)

         Notes to Consolidated Financial Statements                                                   7-13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                      14

ITEM 3.  CONTROLS AND PROCEDURES                                                                        15


PART II  OTHER INFORMATION                                                                              16

ITEM 1.  LEGAL PROCEEDINGS                                                                              16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                      16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                                16

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                                             16

ITEM 5.  OTHER INFORMATION                                                                              16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                               16

SIGNATURES                                                                                              17
 Section 302 Certification of Chief Executive Officer
 Section 302 Certification of Chief Financial Officer
 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.


Unaudited financial statements for the quarterly period covered by this report are attached hereto. The statements, in management's opinion, represent a fair presentation of the Company's financial condition.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                              March 31,     December 31,
                                                                                2005            2004
                                                                             -----------    -----------
                                    ASSETS                                   (Unaudited)      (Audited)
CURRENT ASSETS:
  Cash and cash equivalents (Notes 1 and 3)                                  $   529,712    $   952,558
  Receivables:
    Trade, net of allowances for doubtful accounts (Note 1)                    3,876,512      3,938,307
    Related parties  (Note 4)                                                    125,588        117,777
    Other                                                                        751,225        553,745
  Deferred subscriber acquisition costs (Note 1)                                 562,034        574,074
  Current portion of notes receivable (Note 6)                                   169,854        148,776
  Other current assets                                                            77,538        121,073
                                                                             -----------    -----------
        TOTAL CURRENT ASSETS                                                   6,092,463      6,406,310
                                                                             -----------    -----------

OTHER ASSETS:
  Property and equipment, net                                                    837,440        911,187
  Deferred subscriber acquisition costs (Note 1)                                 702,543        861,111
  Acquired subscriber lists, net of accumulated
    amortization of $558,854 and $439,687, respectively                          970,222        907,893
  Long-term portion of notes receivable (Note 6)                                 143,802        188,656
  Deposits                                                                       236,927        236,926
                                                                             -----------    -----------
       TOTAL OTHER ASSETS                                                      2,890,934      3,105,773
                                                                             -----------    -----------

          TOTAL ASSETS                                                       $ 8,983,397    $ 9,512,083
                                                                             ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                      $ 5,032,719    $ 4,128,481
  Due to related parties (Note 4)                                              2,461,491      2,432,978
  Current portion of long-term liabilities (Note 5)                              785,562      2,216,082
                                                                             -----------    -----------

          TOTAL CURRENT LIABILITIES                                            8,279,772      8,777,541

LONG-TERM LIABILITIES (NOTE 5)                                                   355,644        409,488
                                                                             -----------    -----------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS' EQUITY (Note 2):
  Common stock, $.001 par value, 60,000,000 shares authorized,
     30,211,740 and 30,211,740 shares issued and outstanding, respectively        30,212         30,212
  Additional paid-in capital                                                   5,390,588      5,390,588
  Accumulated other comprehensive loss                                          (266,084)      (264,441)
  Deficit                                                                     (4,806,735)    (4,831,305)
                                                                             -----------    -----------
        TOTAL SHAREHOLDERS' EQUITY                                               347,981        325,054
                                                                             -----------    -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 8,983,397    $ 9,512,083
                                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                       2005           2004
                                                  ------------    ------------
                                                   (Unaudited)     (Unaudited)

SALES                                             $  4,934,199    $  5,079,448
                                                  ------------    ------------

EXPENSES:
  Communications                                     3,091,465       2,701,349
  Marketing and selling                                944,698         782,295
  Consulting                                           101,364          96,921
  Professional fees                                    114,312         118,943
  General and administrative                           404,937         623,032
  Depreciation and amortization                        215,718         220,612
                                                  ------------    ------------

     TOTAL OPERATING EXPENSES                        4,872,494       4,543,152
                                                  ------------    ------------

          INCOME FROM OPERATIONS                        61,705         536,296

OTHER EXPENSE:
  Interest expense                                     (37,135)        (75,251)
                                                  ------------    ------------

NET INCOME                                        $     24,570    $    461,045
                                                  ============    ============

BASIC AND DILUTED INCOME PER COMMON SHARE:
    Net income                                    $       0.00    $       0.02
                                                  ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                 30,211,740      30,211,740
                                                  ============    ============

   The accompanying notes are an integral part of these financial statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                          2005        2004
                                                        --------    --------
NET INCOME                                              $ 24,570    $461,045

OTHER COMPREHENSIVE INCOME (LOSS):
  Exchange gains (losses)                                 (1,643)     45,901
                                                        --------    --------

COMPREHENSIVE INCOME                                    $ 22,927    $506,946
                                                        ========    ========



   The accompanying notes are an integral part of these financial statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         2005           2004
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations                              $    24,570    $   461,045
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                                       215,718        220,612
     Decrease (increase) in accounts receivable, net                      61,795       (738,474)
     Increase in other receivables                                      (197,480)       (44,545)
     Decrease in deferred subscriber acquisition costs                   170,608        209,612
     Decrease in other current assets and deposits                        43,534         71,170
     Increase in receivable from related parties                          (7,811)       (55,612)
     Increase (decrease) in due to related parties                        28,513         (4,496)
     Decrease in advances from bank                                           --     (1,278,077)
     Increase in accounts payable and accrued expenses                   904,238      1,071,830
                                                                     -----------    -----------

               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     1,243,685        (86,935)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                (22,804)       (26,433)
  Purchase of acquired subscriber lists                                 (181,496)    (1,694,149)
                                                                     -----------    -----------

               NET CASH USED IN INVESTING ACTIVITIES                    (204,300)    (1,720,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                          (1,484,364)      (275,738)
  Payments (issuance) of notes receivable, net                            23,776       (390,393)
                                                                     -----------    -----------

               NET CASH USED IN FINANCING ACTIVITIES                  (1,460,588)      (666,131)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (1,643)        45,901
                                                                     -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (422,846)    (2,427,747)

CASH AND CASH EQUIVALENTS, beginning of period                           952,558      4,006,780
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                             $   529,712    $ 1,579,033
                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                      $    27,495    $    67,251
                                                                     ===========    ===========

  Taxes paid                                                         $        --    $        --
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

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, BUSINESS AND GOING CONCERN

The Company was originally incorporated on May 17, 1984 under the name 133166 Canada Inc. and after a series of name changes became Receptagen, Ltd. On July 12, 1993. On October 30, 2001, the Company changed its name to Spantel Communications, Inc. ("Spantel") and completed its domestication and incorporation in the State of Florida, transferring the Company's charter from Canadian Federal jurisdiction. On July 12, 2001, the shareholders approved an exchange of common stock of the Company for all of the outstanding common stock of Spantel Communications, Inc. ("BVI"), a company incorporated on September 9, 1999 in the British Virgin Islands. The stock exchange between Spantel and BVI has been considered a reverse acquisition (see Note 2). BVI carries on its business through Spantel 2000 S.A. ("Spantel S.A."), a company incorporated in Spain. Spantel S.A. is a provider of telephone services to both residential and commercial customers in Spain. It operates as a reseller of telephone services whereby it purchases blocks of telephone time from various providers and resells it to its customers. All of the Company's revenues were generated in Spain and additionally; all of the Company's assets are located there.

BASIS OF CONSOLIDATION AND PRESENTATION

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

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2005, and the related statements of operations, comprehensive income, and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's fiscal 2004 audited consolidated financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Commission on April 29, 2005.

CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At March 31, 2005 and December 31, 2004, cash and cash equivalents included $84,266 and $891,090, respectively, in money market funds.

ACCOUNTS RECEIVABLE

The Company uses the allowance method in accounting for bad debts. As of March 31, 2005 and December 31, 2004, the Company had recorded allowances for doubtful accounts of $2,375,049 and $2,465,742, respectively. The Company believes all remaining other receivables are collectible.

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

FOREIGN CURRENCY

The functional currency of the Company's foreign subsidiary is the Euro. The Company's reporting currency is the United States dollar. Accordingly, assets and liabilities of the foreign subsidiary are translated into United States dollars at end-of-period exchange rates. Revenue and expenses are translated at average exchange rates in effect during the period. Realized foreign currency translation gains and losses are credited or charged to operations during the period. Unrealized gains or losses from foreign currency translation are included in other comprehensive income.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and totaled $125,666 for the quarter ended March 31, 2005 and $120,362 for the quarter ended March 31, 2004.

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

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, receivables, notes receivable, deposits, accounts payable, advances from bank, due to and from related parties and long-term liabilities. Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of short-term receivables and prepaid expenses, which are carried at contracted amounts that approximate fair value. Similarly, the Company's liabilities consist of short term liabilities recorded at contracted amounts that approximate fair value.

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

In December 2004, the FASB issued FSP No. 109-1--Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The effect of the adoption of FSP No. 109-1 is not material to the Company's consolidated financial statements.

In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement should be applied prospectively, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

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

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-06, Participating Securities and the Two-Class Method Under FAS 128, which requires the use of the two-class method of computing earnings per share for those enterprises with participating securities or multiple classes of common stock. The consensus is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF No. 03-06 did not affect the Company's consolidated financial statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2-  SHAREHOLDERS' EQUITY

The authorized capital stock of the Company consists of 60,000,000 shares of $.001 par value voting common stock. Each share of common stock is entitled to one vote. The holders of the capital stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the capital stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Directors do not declare such dividends. Through March 31, 2005, no dividends have been declared or paid by the Company.


NOTE 3-  ADVANCES FROM BANK

The Company's bank advances funds based on the amount that the Company bills to its customers each month. These customers then pay the bank directly. In the event these customers do not pay the bank, the amount receivable from these customers is charged back against the restricted cash equivalent held by the bank (see Note 1). The Company is charged a fee by their bank for this service. As of March 31, 2005, the Company paid all advances from the bank.


NOTE 4-  RELATED PARTY TRANSACTIONS

Balances with related parties at March 31, 2005 and December 31, 2004, consisted of the following:

                                                  Due from Related Parties    Due to Related Parties
                                                   -----------------------   -----------------------
                                                    March 31,  December 31,   March 31,  December 31,
                                                      2005         2004         2005         2004
                                                   ----------   ----------   ----------   ----------
Non-interest bearing note payable, due upon
payment by payee to a creditor of the Company in
the same amount, with earlier matuurity upon
certain events stipulated in the note agreement    $       --   $       --   $  292,229   $  292,229

Non-interest bearing note payable, due upon
payment by payee to a creditor of the Company in
the same amount, with earlier maturity upon
certain events stipulated in the note agreement            --           --      406,170      410,249

Advances from/to related parties                      125,588      117,777      133,360      139,943

Due to related companies for telemarketing and
other services                                             --           --    1,629,732    1,590,557
                                                   ----------   ----------   ----------   ----------
     Total                                         $  125,588   $  117,777   $2,461,491   $2,432,978
                                                   ==========   ==========   ==========   ==========

Spantel S.A. relies on a related entity, ABC Telemarketing S.L. ("ABC"), a Spanish company, for telemarketing services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel S.A. and charges Spantel S.A. for the services provided. Spantel S.A. incurred $534,861 and $527,509 during the three months ended March 31, 2005 and 2004, respectively, related to these services from ABC. Included in due to related companies for telemarketing and other services above is $1,629,732 and $1,590,557, due to ABC as of March 31, 2005 and December 31, 2004, respectively.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4-  RELATED PARTY TRANSACTIONS (CONTINUED)

Included in due from related parties above is $87,895 and $87,949 as of March 31, 2005 and December 31, 2004, respectively, due from Spansurf, which is 100% owned by ABC. Since inception, the Company has charged off $953,642 to operations for amounts advanced to Spansurf. Also included in the due from related parties above is $37,693 and $29,828 as of March 31, 2005 and December 31, 2004, respectively, due from entities owned by certain shareholders and directors of the Company. As of March 31, 2005 and December 31, 2004, $133,360 and $139,943, respectively, was due to entities owned by certain shareholders and directors of the Company.

Approximately 75% of deferred subscriber acquisition costs at March 31, 2005 and December 31, 2004 are paid to related parties.


NOTE 5-  CONVERTIBLE NOTE PAYABLE, COMMITMENTS AND CONTINGENCIES

In September 2002, the Company issued a convertible note payable to an unrelated company, in payment of advances in the amount of $200,000 owed to a related entity. The $200,000 note payable bears interest at 8%, is due September 30, 2007 and is convertible into shares of common stock at the market rate at the time of conversion, but no less than $0.50 per share.

The Company successfully renegotiated the terms of its trade payable with a vendor on April 28, 2003. As an inducement to encourage the Company to purchase from the vendor in the future, the vendor agreed to a long-term debt arrangement extending the maturity until October 15, 2005. In conjunction with two installment payments of 396,228 EUR and 413,166 EUR on July 1, 2003 and October 1, 2003, respectively, the Company will pay 30 equal payments of 66,666 EUR starting May 15, 2003. The Company computed an imputed interest rate of 2.91%, 50 basis points over EURIBOR, to determine the discounted cash flows of the debt arrangement at April 28, 2003. The difference between the carrying value of the trade payable and the discounted cash flows of $89,193 was recorded as an extraordinary item on a debt restructuring, during the year ended December 31, 2003.

As of December 31, 2004 and 2003, the long-term borrowings consisted of the follow:

                                                         2004           2003
                                                      -----------   -----------
Convertible note, convertible at $.50 per  share of
common stock, unsecured, bearing interest at 8
percent and due September 30, 2007                    $   200,000   $   200,000

Debt arrangement, unsecured, bearing interest at 8%,
due on demand                                             272,080       124,960

Debt arrangement, unsecured, imputed interest rate
at 6%, due in installments until September 2005           871,395            --

Capital lease covering an automobile for four years
expiring November 23, 2008                                 91,343            --

Capital lease covering equipment for three years
expiring November 30, 2006                                295,794       413,460

Long-term debt arrangement, unsecured, imputed
interest rate at 2.91%, due October 15, 2005              894,958     1,782,630
                                                      -----------   -----------
                                                        2,625,570     2,521,050

Less: Current portion of long-term debt                (2,216,082)   (1,308,587)
                                                      -----------   -----------
     Total long-term debt                             $   409,488   $ 1,212,463
                                                      ===========   ===========

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5-  CONVERTIBLE NOTE PAYABLE, COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has operating leases for office space and equipment from unrelated third parties under non-cancelable operating leases. As of December 31, 2004, aggregate minimum future commitments under these leases are as follows:

                          Fiscal Year                       Amount
                          -----------                      --------
                             2005                          $239,420
                             2006                            30,409
                             2007                            20,603
                             2008                            15,907
                                                           --------
                  Total minimum lease payments             $306,339
                                                           ========

The annual rents under these leases were approximately $197,892. The equipment leases for the year ended December 31, 2004, were approximately $65,315.

The Company has two capital leases covering equipment and an automobile. Aggregate annual payments on capital leases at December 31, 2004, are as follows:

                          Fiscal Year                       Amount
                          -----------                      --------
                             2005                          $177,649
                             2006                           164,788
                             2007                            23,322
                             2008                            21,378
                                                           --------
        Present value of future minimum lease payments     $387,137
                                                           ========


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

As of March 31, 2005, the cash and cash equivalents of the Company in the amount of $529,712 are on deposit in Spain and are not insured by any regulatory authority in Spain. Should the related banks cease doing business, these amounts are subject to loss.

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

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6 -  NOTES RECEIVABLE

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

                                                         2005         2004
                                                      ---------    --------
Note receivable bearing interest of 2.4%
  due in monthly installments until January 2007      $ 171,912    $     --


Note receivable bearing interest of 2.4%
  due in monthly installments until March 2007          165,520          --
                                                      ---------    --------

          Total notes receivable                        337,432          --

          Less: current portion of notes receivable    (148,776)         --
                                                      ---------    --------

          Long-term portion of notes receivable       $ 188,656    $     --
                                                      =========    ========

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

RESULTS OF OPERATIONS

For information concerning our prior full fiscal year, we refer you to our financial statements provided in our Annual Report on Form 10-KSB filed for the year ending December 31, 2004. Spantel 2000 S.A., a telecommunications company based in Madrid, Spain is our operating subsidiary. Spantel 2000 S.A. is a provider of various telecommunications services and products within Spain; all of its operations were established after the deregulation of the telecommunications industry in Spain in 1998. The following comparable analysis of the Company's operations is based on United States Dollars. This is important because the Company's operations are located in Spain and the value of the Euro, as compared to the United States Dollar, has fluctuated from the prior year. Accordingly, if the following analysis were stated in Euros, the percentage changes would be different.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2004

REVENUES

Revenues for the three months ended March 31, 2005 decreased $145,249 or 2.86% to $4,934,199 from $5,079,448 for the three months ended March 31, 2004. This decrease was due to a small reduction in the customer base, but primarily because prices were reduced to be more competitive.

COMMUNICATIONS EXPENSE

Communications expense for the three months ended March 31, 2005 increased $390,116, or 14.44% to $3,091,465 from $2,701,349 for the three months ended
March 31, 2004. This increase was due primarily to the expansion of our business in minutes sold. The gross margin (sales less communications expense) for the three months ended March 31, 2005 decreased $535,365 or 22.51% to $1,842,734 from $2,378,099 for the three months ended March 31, 2004. The decrease was primarily due to the reduction in rates charged to customers and lower margins on the telephone portfolios acquired in the previous year.

EXPENSES

Operating expenses for the three months ended March 31, 2005, decreased $60,774, or 3.30% to $1,781,029 from $1,841,803 for the three months ended March 31, 2004. Expenses consist primarily of marketing and selling, professional fees, general and administrative costs and depreciation and amortization. This decrease is a result of lower expenses related to personnel and mailing costs offset by an increase in marketing and selling costs.

NET INCOME

Net income for the three months ended March 31, 2005 was $24,570 versus $461,045 for the three months ended March 31, 2004. This decrease of $436,475 or 94.67% was primarily due to the decrease in gross margin as described above.

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

We have contracted with Uni 2 and BT, among others, to purchase telephone time. The contracts are variable by the number of minutes used and the point-to-point destination of the call. We have negotiated better prices and more facilities with these; therefore we should be able to increase current margins in cost of minutes versus revenue minutes sold.

We are going to continue to negotiate with our banks to reduce the current charges and other fees charged.

LIQUIDITY AND CAPITAL RESOURCES

Our capital resources have been provided primarily by capital contributions from stockholders, stockholders' loans and the exchange of outstanding debt into our common stock.

As of March 31, 2005, we had a working capital deficiency of approximately $2,157,309 versus a working capital deficiency of $2,371,231 as of December 31, 2004. We believe that it will be necessary to continue to improve this working capital position. This may be achieved by continuing to sustain profitable operations and by continuing to increase revenues and related margins. If we are unsuccessful in improving our working capital position through operations, we may be required to seek additional capital through the capital markets or from third parties. Such capital may be unavailable or unavailable on terms unacceptable to the Company.

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

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5. OTHER INFORMATION.

NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) INDEX TO EXHIBITS:

EXHIBIT NO                               DESCRIPTION
----------                               -----------

31.1 Certifications of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification of the Principal Accounting Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the President and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K.

On January 26, 2005, the Company filed a Form 8-K with respect to the acquisition of ABC Telemarketing S.L., a Spanish company, located in Malaga (South of Spain) from Jose Ramon Basterra, the Company's President and Chief Executive Officer. The consideration for the purchase was $3,737.56US. On December 21, 2004, the parties agreed to unwind this acquisition. On April 28, 2005, the Company filed an 8-K to report this event. ABC will continue to provide the Corporation with telemarketing services to generate new customers for Spantel 2000, as well as operate a customer service center for Spantel 2000's base of customers. ABC performed similar services for Spantel 2000 during previous fiscal years and was its principal customer. Approximately 80% of Spantel 2000's current customers were identified and secured based on the telemarketing activities of ABC.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPANTEL COMMUNICATIONS, INC.
(Registrant)

By: /s/ JOSE RAMON BASTERRA                        Date: May 19, 2005
    --------------------------------
    Jose Ramon Basterra
    President and Director


By: /s/ CESAR MARTINEZ                             Date: May 19, 2005
    --------------------------------
    Cesar Martinez
    Treasurer
    and Chief Financial Officer