Form 10KSB/A
period 2004-12-31
SPANTEL COMMUNICATIONS INC
filed 2005-06-15
CIK 932818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               FORM 1O-KSB/A No. 1

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

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no changes in internal controls over financial reporting that have materially affected , or are reasonably likely to materially affect, our internal controls over financial reporting. No material weaknesses in internal controls were identified or reported to our auditors nor was there any fraud that involved management or other employees who have a significant role in our internal controls.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      We have established a two (2) member board of directors. On December 31, 2004, the members of our board of directors were as follows:

            Name                   Age                     Office
------------------------           ---           -------------------------------
Mohamed A. Khashoggi               41            Director

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPANTEL COMMUNICATIONS, INC.
(Registrant)

By:  /s/ JOSE RAMON BASTERRA                           Date: June 15, 2005
     ----------------------------------
     Jose Ramon Basterra
     President and Director

By:  /s/ MOHAMED A. KHASHOGGI                          Date: June15, 2005
     ----------------------------------
     Mohamed A. Khashoggi
     Director

By:  /s/ CESAR MARTINEZ                                Date: June15, 2005
     ----------------------------------
     Cesar Martinez
     Treasurer
     and Chief Financial Officer