Form 10QSB/A
period 2005-03-31
SPANTEL COMMUNICATIONS INC
filed 2005-06-15
CIK 932818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-QSB/A NO. 1

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

ITEM 3. CONTROLS AND PROCEDURES.

         The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") evaluated, with the participation of our management, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange
Act). Based on the evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the last fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPANTEL COMMUNICATIONS, INC.
(Registrant)


By:      /s/ JOSE RAMON BASTERRA                     Date: June 15, 2005
         --------------------------------
         Jose Ramon Basterra
         President and Director


By:      /s/ CESAR MARTINEZ                          Date: June 15, 2005
         --------------------------------
         Cesar Martinez
         Treasurer
         and Chief Financial Officer