Form 10KSB/A
period 2004-12-31
SPANTEL COMMUNICATIONS INC
filed 2005-07-18
CIK 932818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 1O-KSB/A No. 2

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements May Not Prove Accurate

When used in this Form 10-KSB, the words “anticipated,”“estimate,”“expect” and other similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that we will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

SPANTEL COMMUNICATIONS, INC.
(Registrant)

By:	/s/ JOSE RAMON BASTERRA	Date: July 18, 2005
Jose Ramon Basterra
President and Director

By:	/s/ MOHAMED A. KHASHOGGI	Date: July 18, 2005
Mohamed A. Khashoggi
Director

By:	/s/ CESAR MARTINEZ	Date: July 18, 2005
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