Form 10QSB/A
period 2005-03-31
SPANTEL COMMUNICATIONS INC
filed 2005-07-18
CIK 932818

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-QSB/A NO. 2

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

SPANTEL COMMUNICATIONS, INC.
(Registrant)


By:      /s/ JOSE RAMON BASTERRA                     Date: July 18, 2005
         --------------------------------
         Jose Ramon Basterra
         President and Director


By:      /s/ CESAR MARTINEZ                          Date: July 18, 2005
         --------------------------------
         Cesar Martinez
         Treasurer
         and Chief Financial Officer