Form 10KSB/A
period 2004-12-31
SPANTEL COMMUNICATIONS INC
filed 2005-08-05
CIK 932818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               FORM 1O-KSB/A No. 3
                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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


STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $19,932,189 AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES AS OF DECEMBER 31, 2004:
$4,531,761.


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

We are a reporting issuer and our common shares have been listed on the OTC.BB under the symbol SPAL. Our shares have been traded on the Over the Counter Bulletin Board ("OTCBB") since July 3, 2002.

Reverse Take-Over of Spantel Communications, Inc. ("the Transaction"): On July 12, 2001, our shareholders approved the Transaction at a shareholder's meeting duly held in accordance with applicable law. The terms of the Transaction called for the acquisition by us of all (100%) of the issued and outstanding common shares of Spantel Communications Inc. ("SCI"). SCI is the parent company of Spantel 2000 S.A., a Spanish company engaged in the business of providing long-distance telephone service in Spain.

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

Prior to the shareholder's meeting, all of our shareholders received a Management Information Circular, which provided information to enable our shareholders to make informed decisions concerning the Transaction.

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

ITEM 3. LEGAL PROCEEDINGS

To our knowledge, as of December 31, 2004 there were no legal proceedings currently threatened or pending against us or our property or subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fiscal year covered by this report, no matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a). Market Information. There has been a trading market on NASDAQ's OTC Bulletin Board for our common stock since July 3, 2002 under the symbol "SPAL.OB". The trading activity has been generally sporadic and the price has dropped significantly since trading began. The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter - dealer prices, without retail mark-up, mark down or commissions, may not always represent actual transactions. There can be no assurance that an active trading market will ever develop or if such a market does develop, that it will continue.

                                                         High     Low
                                                        ------   ------

Fiscal 2004
First Quarter (01/01/04 - 03/31/04)                       0.52    0.17
Second Quarter (04/01/04 - 06/30/04)                      0.49    0.24
Third Quarter (07/01/04 - 09/31/04)                       0.26    0.15
Fourth Quarter (10/01/04 - 12/31/04)                      0.16    0.09
Fiscal 2003
First Quarter (01/01/03 - 03/31/03)                       0.24    0.07
Second Quarter (04/01/03 - 06/30/03)                      0.12    0.03
Third Quarter (07/01/03 - 09/31/03)                       0.34    0.08
Fourth Quarter (10/01/03 - 12/31/03)                      0.50    0.17

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

CASH FLOW

Cash flows from operations increased from a balance provided by operations of $1,275,295 to a balance provided by operations of $2,061,513 for year ended December 31, 2004, reflecting the decrease in net income from operations, a decrease in advances from our bank, a decrease in restricted cash and an increase in outstanding accounts receivable.

LOANS

In January 2004, we loaned Globatel SL $225,000 at the EURIBOR interest rate of 2.4% due in monthly payments until January 2007. In addition, in February 2004, we loaned Globatel an additional $187,500 at the EURIBOR rate of 2.4% due in monthly payments until June 2007. The loans are secured by Globatel's portfolio of telephone clients.

CAPITAL RESOURCES

Our capital resources have been provided primarily by capital contributions from stockholders, stockholders' loans and the exchange of outstanding debt into our common stock.

WORKING CAPITAL AND LIQUIDITY

As of December 31, 2004, we had a working capital deficiency of $2,474,721 versus a working capital deficit of $5,012,657 as of December 31, 2003. We believe that it will be necessary to continue to improve our working capital position. This may be achieved by continuing to sustain profitable operations and by continuing to increase revenues and related margins. If we are unsuccessful in improving our working capital position through operations, we may be required to seek additional capital through the capital markets or from third parties. Such capital may be unavailable or unavailable on terms unacceptable to the Company.

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

CASH FLOW

Cash flows from operations increased $786,218 to $1,275,295 for year ended December 31, 2003, reflecting the increase in net income from operations.

CAPITAL RESOURCES

Our capital resources have been provided primarily by capital contributions from stockholders, stockholders' loans and the exchange of outstanding debt into our common stock.

WORKING CAPITAL AND LIQUIDITY

As of December 31, 2003, we had a working capital deficit of approximately $5,012,657 versus a working capital deficit of $4,344,270 as of December 31, 2002. We believe that it will be necessary to continue to improve our working capital position. This may be achieved by continuing to sustain profitable operations and by continuing to increase revenues and related margins.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for financial statements issued for the first interim period beginning after June 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

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

In December 2003, the FASB revised FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 (as revised) apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. This accounting pronouncement did not have a material effect on the consolidated financial statements.

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


APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

                                TABLE OF CONTENTS


                                                                     Page

Independent Auditors' Report                                            3

Consolidated Balance Sheets                                             4

Consolidated Statements of Operations                                   5

Consolidated Statements of Comprehensive Income                         6

Consolidated Statements of Changes in Shareholders' Equity              7

Consolidated Statements of Cash Flows                                   8

Notes to Consolidated Financial Statements                           9-18

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


                                                    /s/ STALEY, OKADA & PARTNERS
                                                        CHARTERED ACCOUNTANTS

Vancouver, British Columbia
March 22, 2005

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                                 2004            2003
                                                                             ------------    ------------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Notes 1 and 4)                                  $    849,068    $    352,918
  Receivables:
    Trade, net of allowances for doubtful accounts (Note 1)                     3,938,307       2,450,422
    Related parties  (Note 5)                                                     117,777             510
    Other                                                                         553,745         234,022
  Deferred subscriber acquisition costs (Note 1)                                  574,074         328,680
  Current portion of notes receivable (Note 8)                                    148,776              --
  Other current assets                                                            121,073         372,811
                                                                             ------------    ------------
        Total current assets                                                    6,302,820       3,739,363
                                                                             ------------    ------------

OTHER ASSETS:
  Property and equipment, net (Note 3)                                            911,187       1,116,039
  Deferred subscriber acquisition costs (Note 1)                                  861,111       1,314,720
  Acquired subscriber lists, net of accumulated
  amortization of $439,687 and $0, respectively                                   907,893         214,563
  Long-term portion of notes receivable (Note 8)                                  188,656              --
  Restricted cash                                                                 103,490       3,653,862
  Deposits                                                                        236,926         208,482
                                                                             ------------    ------------
       Total other assets                                                       3,209,263       6,507,666
                                                                             ------------    ------------

          TOTAL ASSETS                                                       $  9,512,083    $ 10,247,029
                                                                             ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                      $  4,128,481    $  4,072,468
  Advances from bank (Note 4)                                                          --       1,278,077
  Due to related parties (Note 5)                                               2,432,978       2,092,888
  Current portion of long-term liabilities (Note 7)                             2,216,082       1,308,587
                                                                             ------------    ------------

          Total current liabilities                                             8,777,541       8,752,020

LONG-TERM LIABILITIES (Note 7)                                                    409,488       1,212,463
                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Note 2):
  Common stock, $.001 par value, 60,000,000 shares authorized,
     30,211,740 and 30,211,740 shares issued and outstanding, respectively         30,212          30,212
  Additional paid-in capital                                                    5,390,588       5,390,588
  Accumulated other comprehensive loss                                           (264,441)       (232,260)
  Deficit                                                                      (4,831,305)     (4,905,994)
                                                                             ------------    ------------
        Total shareholders' equity                                                325,054         282,546
                                                                             ------------    ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  9,512,083    $ 10,247,029
                                                                             ============    ============

The accompanying notes are an integral part of these financial statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Years Ended
                                                           December 31,
                                                        2004            2003
                                                    ------------    ------------

SALES                                               $ 19,932,189    $ 16,446,832
                                                    ------------    ------------

EXPENSES:
  Communications                                      11,827,248       9,053,680
  Marketing and selling                                2,408,622       1,189,664
  Marketing and selling - related parties              1,395,520       1,319,488
  Consulting                                             299,166         197,191
  Consulting - related parties                            15,153          18,076
  Professional fees                                      465,790         431,544
  Professional fees - related parties                     43,129          16,040
  General and administrative                           1,636,437       1,909,852
  General and administrative - related parties           684,074         265,297
  Depreciation and amortization                          811,792         361,318
                                                    ------------    ------------

     Total operating expenses                         19,586,931      14,762,150
                                                    ------------    ------------

          Income from operations                         345,258       1,684,682

OTHER EXPENSE:
  Interest expense                                      (270,569)       (484,841)
                                                    ------------    ------------

          Income before extraordinary item                74,689       1,199,841

Extraordinary gain on debt restructuring (Note 7)             --          89,193
                                                    ------------    ------------

NET INCOME                                          $     74,689    $  1,289,034
                                                    ============    ============

BASIC AND DILUTED INCOME PER COMMON SHARE:
    Income from continuing operations per share     $       0.00    $       0.05
                                                    ============    ============

    Income from extraordinary item                  $       0.00    $       0.00
                                                    ============    ============

    Net income                                      $       0.00    $       0.06
                                                    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   30,211,740      21,904,516
                                                    ============    ============

The accompanying notes are an integral part of these financial statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                       For the Years Ended
                                           December 31,
                                        2004           2003
                                     -----------    -----------


NET INCOME                           $    74,689    $ 1,289,034

OTHER COMPREHENSIVE INCOME (LOSS):
  Exchange gains (losses)                (32,181)      (295,319)
                                     -----------    -----------

COMPREHENSIVE INCOME                 $    42,508    $   993,715
                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                 Accumulated
                                                                   Additional       Other
                                           Common Stock              Paid-In    Comprehensive
                                       Shares         Amount         Capital        Income          Deficit         Total
                                    ------------   ------------   ------------   ------------    ------------    ------------
BALANCES, December 31, 2002           21,858,746   $     21,859   $  3,895,402   $     63,059    $ (6,195,028)   $ (2,214,708)

     Issuance of common stock for
          assumption of debt           8,352,994          8,353      1,495,186             --              --       1,503,539
     Other comprehensive loss                 --             --             --       (295,319)             --        (295,319)
     Net income                               --             --             --             --       1,289,034       1,289,034
                                    ------------   ------------   ------------   ------------    ------------    ------------

BALANCES, December 31, 2003           30,211,740         30,212      5,390,588       (232,260)     (4,905,994)        282,546

     Other comprehensive income               --             --             --        (32,181)             --         (32,181)
     Net income                               --             --             --             --          74,689          74,689
                                    ------------   ------------   ------------   ------------    ------------    ------------

BALANCES, December 31, 2004           30,211,740   $     30,212   $  5,390,588   $   (264,441)   $ (4,831,305)   $    325,054
                                    ============   ============   ============   ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Years Ended
                                                                            December 31,
                                                                         2004            2003
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations                              $     74,689    $  1,289,034
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                                        811,792         361,318
     Extraordinary item                                                        --         (89,193)
     Increase in accounts receivable, net                              (1,487,885)       (431,856)
     (Increase) decrease in other receivables                            (319,723)        481,837
     Decrease (increase) in deferred subscriber acquisition costs         208,215         (92,436)
     Decrease (increase) in other current assets and deposits             223,294        (428,415)
     (Increase) decrease in receivable from related parties              (117,267)        250,444
     Decrease (increase) in restricted cash                             3,550,372      (1,862,021)
     Increase (decrease) in due to related parties                        340,090        (192,257)
     (Decrease) increase in advances from bank                         (1,278,077)         15,468
     Increase in accounts payable and accrued expenses                     56,013       1,973,372
                                                                     ------------    ------------

               Net cash (used in) provided by operating activities      2,061,513       1,275,295

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                (167,253)       (466,564)
  Purchase of acquired subscriber lists                                (1,133,017)       (214,563)
                                                                     ------------    ------------

               Net cash used in investing activities                   (1,300,270)       (681,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                              104,520              --
  Issuance of notes receivable, net                                      (337,432)             --
                                                                     ------------    ------------

               Net cash used in financing activities                     (232,912)             --

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (32,181)       (295,319)
                                                                     ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      496,150         298,849

CASH AND CASH EQUIVALENTS, beginning of period                            352,918          54,069
                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                             $    849,068    $    352,918
                                                                     ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                      $    254,569    $    468,841
                                                                     ============    ============

  Taxes paid                                                         $         --    $         --
                                                                     ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
  Issuance of common stock for assumption of debt                    $         --    $  1,503,539
                                                                     ============    ============

  Accounts payable restructured to long-term debt arrangement        $         --    $    740,753
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

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At December 31, 2004 and 2003, cash and cash equivalents included $891,090 and $3,672,933, respectively, in money market funds that secure advances from the Company's bank in amounts of $0 and $1,278,077, respectively (see Note 4).

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

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for financial statements issued for the first interim period beginning after June 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

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

In December 2003, the FASB revised FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 (as revised) apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. This accounting pronouncement did not have a material effect on the consolidated financial statements.

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


NOTE 3-  PROPERTY AND EQUIPMENT

                                                      December 31,
                                                   2004           2003
                                               ------------   ------------
Cost:
    Construction                               $     45,448   $     45,448
    Technical installations and machinery           323,398        297,851
    Other installations, tools and furniture         89,080         79,879
    Data processing equipment                       461,885        399,953
    Software                                        221,962        237,749
    Other assets                                    934,818        848,470
                                               ------------   ------------
      Total cost                               $  2,076,591   $  1,909,350
                                               ------------   ------------

Accumulated depreciation:
    Construction                                     40,731         28,223
    Technical installations and machinery           154,004         98,818
    Other installations, tools and furniture         34,666         23,468
    Data processing equipment                       407,422        330,419
    Software                                        164,328        105,958
    Other assets                                    364,253        206,425
                                               ------------   ------------
      Total accumulated depreciation           $  1,165,404   $    793,311
                                               ------------   ------------

        Net book value                         $    911,187   $  1,116,039
                                               ============   ============

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


NOTE 5-  RELATED PARTY TRANSACTIONS

Balances with related parties at December 31, 2004 and 2003 consisted of the following:

                                                                 Due from Related Parties       Due to Related Parties
                                                                ---------------------------   ---------------------------
                                                                    2004           2003           2004           2003
                                                                ------------   ------------   ------------   ------------
Non-interest bearing note payable, due upon
payment by payee to a creditor of the Company
in the same amount, with earlier maturity upon
certain events stipulated in the note agreement                 $         --   $         --   $    292,229   $    292,229

Non-interest bearing note payable, due upon
payment by payee to a creditor of the Company
in the same amount, with earlier maturity upon
certain events stipulated in the note agreement                           --             --        410,249        382,037

Advances from/to related parties                                     117,777            510        139,943        154,876

Due to related companies for telemarketing and other services             --             --      1,590,557      1,263,746
                                                                ------------   ------------   ------------   ------------

     Total                                                      $    117,777   $        510   $  2,432,978   $  2,092,888
                                                                ============   ============   ============   ============

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

During 2002, Credifinance Capital Corp. ("Credifinance") received investment banking fees of $224,537 for services rendered in connection with the reverse acquisition of Spantel (formerly Receptagen, Ltd.) and has advanced the Company operating expenses incurred by Spantel during 2001. During 2002, this amount was repaid by an unrelated entity, and accordingly, this amount is now owed to that unrelated entity. Credifinance is also related to the entity that is the note holder of the two notes payable listed above and in addition, is related to another entity that is a 3.3% shareholder.

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

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6-  INCOME TAXES

At December 31, 2004, the Company had an unused U.S. federal net operating loss carryforward of approximately $574,612 for income tax purposes, which expires in various years through 2024. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. In addition, at December 31, 2004, the Company had an unused Spanish net operating loss carryforward of approximately $6,723,082, of which $378,018 expires in 2015, $4,047,160 expires in 2016 and the remainder in 2017. These net operating loss carryforwards may result in future income tax benefits of approximately $2,530,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2004 and 2003 are as follows:

                                                         2004           2003
                                                     -----------    -----------
Deferred tax liabilities                             $        --    $        --

Deferred tax assets:
       U.S. net operating loss carryforwards         $   201,114    $   107,457
       Spanish net operating loss carryforwards        3,506,376      3,373,920
       Temporary differences                                  --             --
                                                     -----------    -----------
            Total deferred assets                      3,707,490      3,481,377
       Valuation allowance for deferred tax assets    (3,707,490)    (3,481,377)
                                                     -----------    -----------

                                                     $        --    $        --
                                                     ===========    ===========

The valuation allowance for deferred tax assets was increased by $226,113 and $1,054,377 for the years ending December 31, 2004 and 2003, respectively.

                                                     2004            2003
                                                 ------------    ------------
Expected statutory tax rates                            35.00%          35.00%
Expected state tax rate, net                              3.6%            3.6%
                                                 ------------    ------------
Expected combined statutory tax rates                   38.60%          38.60%
Utilization of net operating loss carryforward        -38.60%         -38.60%
Valuation allowance for deferred tax assets                --              --
                                                 ------------    ------------

                                                         0.00%           0.00%
                                                 ============    ============

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

As of December 31, 2004 and 2003, the long-term borrowings consisted of the follow:

                                                          2004            2003
                                                      ------------    ------------
Convertible note, convertible at $.50 per  share of
common stock, unsecured, bearing  interest at
8 percent and due September 30, 2007                  $    200,000    $    200,000

Debt arrangement, unsecured, bearing interest at
8%, due on demand                                          272,080         124,960

Debt arrangement, unsecured, imputed  interest rate
at 6%, due in installments until September 2005            871,395              --

Capital lease covering an automobile for four years
expiring November 23, 2008                                  91,343              --

Capital lease covering equipment for three years
expiring November 30, 2006                                 295,794         413,460

Long-term debt arrangement, unsecured, imputed
interest rate at 2.91%, due October 15, 2005               894,958       1,782,630
                                                      ------------    ------------

                                                         2,625,570       2,521,050

Less: Current portion of long-term debt                 (2,216,082)     (1,308,587)
                                                      ------------    ------------

     Total long-term debt                             $    409,488    $  1,212,463
                                                      ============    ============

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7-  CONVERTIBLE NOTE PAYABLE, COMMITMENTS AND CONTINGENCIES (continued)

The Company has operating leases for office space and equipment from unrelated third parties under non-cancelable operating leases. As of December 31, 2004, aggregate minimum future commitments under these leases are as follows:

         Fiscal Year                           Amount
                                           ---------------
            2005                                $ 239,420
            2006                                   30,409
            2007                                   20,603
            2008                                   15,907
                                                   ------

Total minimum lease payments                    $ 306,339
                                                =========

The annual rents under these leases were approximately $197,892. The equipment leases for the year ended December 31, 2004, were approximately $65,315.

The Company has two capital leases covering equipment and an automobile. Aggregate annual payments on capital leases at December 31, 2004, are as follows:

         Fiscal Year                                             Amount
         -----------                                     -----------------------
            2005                                                $ 177,649
            2006                                                  164,788
            2007                                                   23,322
            2008                                                   21,378
                                                                   ------
                                                                  387,137
Present value of future minimum lease payments                  $ 387,137
                                                                =========

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

                                                          2004            2003
                                                      ------------    ------------
Note receivable bearing interest of 2.4%
  due in monthly installments until January 2007      $    171,912    $         --


Note receivable bearing interest of 2.4%
  due in monthly installments until March 2007             165,520              --
                                                      ------------    ------------


          Total notes receivable                           337,432              --

          Less: current portion of notes receivable       (148,776)             --
                                                      ------------    ------------

          Long-term portion of notes receivable       $    188,656    $         --
                                                      ============    ============

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

ITEM 8A. CONTROLS AND PROCEDURES

Our President (who is also our Chief Executive Officer) and our Chief Financial Officer evaluated our disclosure and internal controls as of the end of the quarter and year ended December 31, 2004. This evaluation determined that the disclosure controls and procedures in place ensure that material information relating to the registrant, including consolidated subsidiaries, is made known to the President and Chief Financial Officer by others within the entities for the period ended December 31, 2004 to ensure disclosure on a timely basis in conformance with applicable rules and regulations.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. No material weaknesses in internal controls were identified or reported to our auditors nor was there any fraud that involved management or other employees who have a significant role in our internal controls.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     We have established a two (2) member board of directors. On December 31, 2004, the members of our board of directors were as follows:

           Name         Age                         Office
--------------------    ----   -----------------------------------------------
Mohamed A. Khashoggi     41    Director
Jose Ramon Basterra      48    President, Chief Executive Officer and Director

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

Mr. Khashoggi receives approximately (euro)2,400 a month ($2,740 USD/month) for his contribution to the company as a Director. Mr. Basterra's compensation is inclusive of his position as President and Director. In addition to their compensation, we reimburse directors for any reasonable expenses pertaining to attending meetings, including travel, lodging and meals. Our Articles of Incorporation provide that our board of directors shall consist of not less than one director, each of which shall be elected annually, and serve for a term of one year. Currently our board of directors consists of Mr. Khashoggi and Mr. Basterra, who were initially elected in June 1999, subsequently re-elected in 2001, 2002, 2003 and 2004, and shall serve until the next annual meeting of stockholders and until the election and qualification of their respective successors.

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


         Name and Principal                                            Other
              Position                  Year    Salary (USD)       Compensation

Mohamed A. Khashoggi,                   2004    $    38,029            None
Director (1) (3)                        2003    $    33,091            None
                                        2002    $    30,336            None
                                        2001    $    46,829            None
                                        2000    $    13,855            None
Jose Ramon Basterra,                    2004    $    84,604        $ 165,692.73
Management Director and                 2003    $    70,248        $ 139,051.33
Director (1) (2) (3)                    2002    $    73,615            None
                                        2001    $    26,060            None
                                        2000    $    12,237            None
Cesar Martinez, Financial               2004    $   104,980            None
Manager (1) (5)                         2003    $    96,919            None
                                        2002    $    70,644            None
                                        2001    $    31,699            None
                                        2000    $       -0-            None

      (1) All Officers and directors are paid in Euro's, the local currency. The average rate of exchange in 2004 was $1.12445/Euro 1.000 and in 2003 was $1.1407/Euro 1.000 and in 2002 was $0.95/Euro 1.000
      (2) Mr. Basterra invoices the Spanish operating company and the U.S. parent for additional income as defined in his employment agreement.
      (3) Due to currency fluctuations over the course of the year, Mr. Basterra received $3,973 in extra compensation. This excess will be deducted from his annual bonus calculated against profit for 2003.
      (4) Mr. Khashoggi is paid for serving on the board. (5) Mr. Martinez invoices Spantel for all services.

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

            Name and Address                                    Number of Shares           % of Stock
             of Beneficial                                        Beneficially             Beneficially
                 Owned                Title of Class                  Owner                   Owned
Mohamed Khashoggi                              Common Stock             3,700,000                   12.2%
200-A Benabola Puerta Banus,
29660, Malaga
Spain
Jose Ramon Basterra                            Common Stock             1,570,900                    5.2%
Avda.Myramar
Miramar 35
Fuengirola
29640, Malaga
Spain
Cesar Martinez,                                Common Stock                10,000                      *
Avda.Myramar
Miramar 35
Fuengirola
29640, Malaga
Spain
Financiere                                     Common Stock             1,000,000                    3.3%
Hispoano-Suiza
SA(1)

10 Rue Pierre
Fation
Geneva, 1206
Switzerland
All directors                                  Common Stock             5,790,900                   19.2%
officers and as
a group
(5 persons)

      *     Indicates less than 1% ownership.

            (1) Financiere Hispoano-Suiza SA is an affiliated company of Credifinance, Ltd. The shares owned by Financiere Hispoana-Suiza SA were issued to Credifinance for investment banking services rendered to Spantel.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Spantel S.A. relies on a related entity, ABC Telemarketing S.L. ("ABC"), a Spanish company, for telemarketing services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel 2000 S.A. and charges Spantel 2000 S.A. for the services provided. Spantel 2000 S.A. incurred $2,094,746 and $1,602,861 during the years ended December 31, 2004 and 2003, respectively related to these services from ABC. On March 5, 2004, Spantel 2000, the Corporation's wholly owned subsidiary, acquired ABC Telemarketing S.L. ("ABC"), a Spanish company, located in Malaga (South of Spain) from Jose Ramon Basterra, the Corporation's President and Chief Executive Officer. The consideration for the purchase was $3,737.56US. On December 21, 2004, the parties agreed to unwind this acquisition, however ABC will continue to provide the Corporation with telemarketing services to generate new customers for Spantel 2000, as well as operate a customer service center for Spantel 2000's base of customers. ABC performed similar services for Spantel 2000 during previous fiscal years and was its principal customer. Approximately 80% of Spantel 2000's current customers were identified and secured based on the telemarketing activities of ABC.

Spantel has advanced funds to Spansurf, an entity owned 100% by ABC. Spansurf is an internet provider and provides this service along with repairs and maintenance of the Company's computer applications. Since inception we have charged off $996,435 to operations for amounts advanced to Spansurf. The amounts charged off in 2004 and 2003 were $345,111 and $156,114 , respectively.

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

Additionally, in November 2002, we entered into an agreement with DDT, Inc. through which Mr. Basterra is partially paid for his services as President and Director. This company's sole shareholder is Mr. Basterra.

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

31.2 By-laws (Incorporated by reference to Exhibit 3.12 of Form 10 filed November 14, 1994).

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To
Section 906 Of The Sarbanes-Oxley Act Of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To
Section 906 Of The Sarbanes-Oxley Act Of 2002

(B)REPORTS ON FORM 8-K


On March 23, 2004, the Company filed a Form 8-K with respect to the termination of its relationship with its prior accountants and the appointment of its current accountants. The Form 8-K/A provided that, effective March 17, 2004, Spantel Communications, Inc. (the "Company") retained Staley, Okada and Partners as its new certifying accountants, replacing Spicer, Jeffries & Co.


Spicer, Jeffries & Co. advised the Company on March 16, 2004 that its professional liability insurance coverage for public reporting companies was not renewed by its previous insurance carrier, and that it had been unsuccessful in obtaining new insurance coverage for public registrants.


There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Spicer, Jeffries & Co.'s satisfaction would have caused it to make reference to the subject matter of the disagreement in connection with its report through the date of its resignation, March 17, 2004.


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


The decision to accept Spicer, Jeffries & Co.'s resignation and engage new auditors was approved by the Board of Directors.


On March 17, 2004, the Company engaged the firm of Staley, Okada and Partners as its new certifying accountants to examine the books and records of the Company for the fiscal year ending December 31, 2003.


On July 23, 2004, the Company filed a Form 8-K/A amending the March 23, 2004 Form 8-K to add certain clarifying information with respect to the termination of its relationship with Spicer Jeffries LLP and the new engagement of Staley, Okada and Partners.

Item 14. Principal Accountant Fees and Services

Audit Fees

For the years ended December 31, 2004 and 2003, the aggregate fees billed by Staley, Okada & Partners for professional services rendered for the audit of the financial statements included in this annual report on Form 10-KSB for the years ended were $24,000 and $20,800, respectively.

Audit Related Fees

For the years ended December 31, 2004 and 2003, the aggregate fees billed for assurance and related services by Staley Okada & Partners relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $5,250and $0, respectively.

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

SPANTEL COMMUNICATIONS, INC.
(Registrant)

By:       /s/ JOSE RAMON BASTERRA                  Date: August 5, 2005
          --------------------------
          Jose Ramon Basterra

          President and Director

By:       /s/ MOHAMED A. KHASHOGGI                 Date: August 5, 2005
          --------------------------
          Mohamed A. Khashoggi
          Director

By:       /s/ CESAR MARTINEZ                       Date: August 5, 2005
          --------------------------
          Cesar Martinez
          Treasurer
          and Chief Financial Officer