Form 10QSB/A
period 2005-03-31
SPANTEL COMMUNICATIONS INC
filed 2005-08-05
CIK 932818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               FORM 1O-QSB/A No. 3

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

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |_| NO |X|

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

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      March 31, 2005         December 31, 2004
                                                                                      ----------------       -----------------
                                                                                         (Unaudited)             (Audited)
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents (Notes 1 and 3)                                           $        445,446        $        849,068
  Receivables:
    Trade, net of allowances for doubtful accounts (Note 1)                                  3,876,512               3,938,307
    Related parties  (Note 4)                                                                  125,588                 117,777
    Other                                                                                      751,225                 553,745
  Deferred subscriber acquisition costs (Note 1)                                               562,034                 574,074
  Current portion of notes receivable (Note 6)                                                 169,854                 148,776
  Other current assets                                                                          77,538                 121,073
                                                                                      ----------------        ----------------
        Total current assets                                                                 6,008,197               6,302,820
                                                                                      ----------------        ----------------

OTHER ASSETS:
  Property and equipment, net                                                                  837,440                 911,187
  Deferred subscriber acquisition costs (Note 1)                                               702,543                 861,111
  Acquired subscriber lists, net of accumulated
    amortization of $558,854 and $439,687, respectively                                        970,222                 907,893
  Long-term portion of notes receivable (Note 6)                                               143,802                 188,656
  Restricted cash                                                                               84,266                 103,490
  Deposits                                                                                     236,927                 236,926
                                                                                      ----------------        ----------------
       Total other assets                                                                    2,975,200               3,209,263
                                                                                      ----------------        ----------------

          TOTAL ASSETS                                                                $      8,983,397        $      9,512,083
                                                                                      ================        ================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                               $      5,032,719        $      4,128,481
  Due to related parties (Note 4)                                                            2,461,491               2,432,978
  Current portion of long-term liabilities (Note 5)                                            785,562               2,216,082
                                                                                      ----------------        ----------------

          Total current liabilities                                                          8,279,772               8,777,541

LONG-TERM LIABILITIES (Note 5)                                                                 355,644                 409,488
                                                                                      ----------------        ----------------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY (Note 2):
  Common stock, $.001 par value, 60,000,000 shares authorized,
     30,211,740 and 30,211,740 shares issued and outstanding, respectively                      30,212                  30,212
  Additional paid-in capital                                                                 5,390,588               5,390,588
  Accumulated other comprehensive loss                                                        (266,084)               (264,441)
  Deficit                                                                                   (4,806,735)             (4,831,305)
                                                                                      ----------------        ----------------
        Total shareholders' equity                                                             347,981                 325,054
                                                                                      ----------------        ----------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $      8,983,397        $      9,512,083
                                                                                      ================        ================

The accompanying notes are an integral part of these financial statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For the Three Months Ended
                                                                          March 31,
                                                                2005                     2004
                                                          ----------------         ----------------
                                                             (Unaudited)              (Unaudited)
SALES                                                     $      4,934,199         $      5,079,448
                                                          ----------------         ----------------

EXPENSES:
  Communications                                                 3,091,465                2,701,349
  Marketing and selling                                            580,025                  440,870
  Marketing and selling - related parties                          364,673                  341,425
  Consulting                                                        99,843                   93,376
  Consulting - related parties                                       1,521                    3,545
  Professional fees                                                100,573                  115,052
  Professional fees - related parties                               13,739                    3,891
  General and administrative                                       236,270                  440,493
  General and administrative - related parties                     168,667                  182,539
  Depreciation and amortization                                    215,718                  220,612
                                                          ----------------         ----------------

     Total operating expenses                                    4,872,494                4,543,152
                                                          ----------------         ----------------

          Income from operations                                    61,705                  536,296

OTHER EXPENSE:
  Interest expense                                                 (37,135)                 (75,251)
                                                          ----------------         ----------------

NET INCOME                                                $         24,570         $        461,045
                                                          ================         ================

BASIC AND DILUTED INCOME PER COMMON SHARE:
    Net income                                            $           0.00         $           0.02
                                                          ================         ================

WEIGHTED AVERAGE SHARES OUTSTANDING                             30,211,740               30,211,740
                                                          ================         ================

The accompanying notes are an integral part of these financial statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                      For the Three Months Ended
                                                                March 31,
                                                         2005            2004
                                                      ----------      ----------

NET INCOME                                            $   24,570      $  461,045

OTHER COMPREHENSIVE INCOME (LOSS):
  Exchange gains (losses)                                 (1,643)         45,901
                                                      ----------      ----------

COMPREHENSIVE INCOME                                  $   22,927      $  506,946
                                                      ==========      ==========

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Three Months Ended
                                                                                      March 31,
                                                                              2005                2004
                                                                          ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations                                   $     24,570        $    461,045
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                                             215,718             220,612
     Decrease (increase) in accounts receivable, net                            61,795            (738,474)
     Increase in other receivables                                            (197,480)            (44,545)
     Decrease in deferred subscriber acquisition costs                         170,608             209,612
     Decrease in other current assets and deposits                              43,534              71,170
     Increase in receivable from related parties                                (7,811)            (55,612)
     Decrease in restricted cash                                                19,224           2,420,100
     Increase (decrease) in due to related parties                              28,513              (4,496)
     Decrease in advances from bank                                                 --          (1,278,077)
     Increase in accounts payable and accrued expenses                         904,238           1,071,830
                                                                          ------------        ------------

               Net cash provided by (used in) operating activities           1,262,909           2,333,165

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                      (22,804)            (26,433)
  Purchase of acquired subscriber lists                                       (181,496)         (1,694,149)
                                                                          ------------        ------------

               Net cash used in investing activities                          (204,300)         (1,720,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                                (1,484,364)           (275,738)
  Payments (issuance) of notes receivable, net                                  23,776            (390,393)
                                                                          ------------        ------------

               Net cash used in financing activities                        (1,460,588)           (666,131)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (1,643)             45,901
                                                                          ------------        ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (403,622)             (7,647)

CASH AND CASH EQUIVALENTS, beginning of period                                 849,068             352,918
                                                                          ------------        ------------

CASH AND CASH EQUIVALENTS, end of period                                  $    445,446        $    345,271
                                                                          ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                           $     27,495        $     67,251
                                                                          ============        ============

  Taxes paid                                                              $         --        $         --
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

NOTE 4- RELATED PARTY TRANSACTIONS

Balances with related parties at March 31, 2005 and December 31, 2004, consisted of the following:

                                                              Due from Related Parties                Due to Related Parties
                                                              ------------------------                ----------------------
                                                        March 31, 2005    December 31, 2004     March 31, 2005    December 31, 2004
                                                       ----------------   -----------------    ----------------   -----------------
Non-interest bearing note payable, due upon            $             --    $             --    $        292,229    $        292,229
payment by payee to a creditor of the Company in
the same amount, with earlier maturity upon
certain events stipulated in the note agreement

Non-interest bearing note payable, due upon                          --                  --             406,170             410,249
payment by payee to a creditor of the Company in
the same amount, with earlier maturity upon
certain events stipulated in the note agreement

Advances from/to related parties                                125,588             117,777             133,360             139,943

Due to related companies for telemarketing and                       --                  --           1,629,732           1,590,557
                                                       ----------------    ----------------    ----------------    ----------------
 other services

     Total                                             $        125,588    $        117,777    $      2,461,491    $      2,432,978
                                                       ================    ================    ================    ================

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

As of December 31, 2004 and 2003, the long-term borrowings consisted of the follow:

                                                                    2004              2003
                                                                -----------       -----------
      Convertible note, convertible at $.50 per  share of       $   200,000       $   200,000
      common stock, unsecured, bearing  interest at 8
      percent and due September 30, 2007

      Debt arrangement, unsecured, bearing interest at 8%,          272,080           124,960
      due on demand

      Debt arrangement, unsecured, imputed  interest rate           871,395                --
      at 6%, due in installments until September 2005

      Capital lease covering an automobile for four years            91,343                --
       expiring November 23, 2008

      Capital lease covering equipment for three years              295,794           413,460
      expiring November 30, 2006

      Long-term debt arrangement, unsecured, imputed                894,958         1,782,630
                                                                -----------       -----------
      interest rate at 2.91%, due October 15, 2005

                                                                  2,625,570         2,521,050

      Less: Current portion of long-term debt                    (2,216,082)       (1,308,587)
                                                                -----------       -----------

           Total long-term debt                                 $   409,488       $ 1,212,463
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

                                                                 2005            2004
                                                               ---------       ---------
      Note receivable bearing interest of 2.4%
        due in monthly installments until January 2007         $ 171,912       $      --

      Note receivable bearing interest of 2.4%
        due in monthly installments until March 2007             165,520              --
                                                               ---------       ---------

                Total notes receivable                           337,432              --

                Less: current portion of notes receivable       (148,776)             --
                                                               ---------       ---------

                Long-term portion of notes receivable          $ 188,656       $      --
                                                               =========       =========

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

As of March 31, 2005, we had a working capital deficiency of approximately $2,271,575 versus a working capital deficiency of $2,474,721 as of December 31, 2004. We believe that it will be necessary to continue to improve this working capital position. This may be achieved by continuing to sustain profitable operations and by continuing to increase revenues and related margins. If we are unsuccessful in improving our working capital position through operations, we may be required to seek additional capital through the capital markets or from third parties. Such capital may be unavailable or unavailable on terms unacceptable to the Company.

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

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5. OTHER INFORMATION.

NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) INDEX TO EXHIBITS:


EXHIBIT NO                              DESCRIPTION
----------     -----------------------------------------------------------------
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

SPANTEL COMMUNICATIONS, INC.
(Registrant)


By: /s/ JOSE RAMON BASTERRA                             Date: August 5, 2005
    --------------------------------
    Jose Ramon Basterra
    President and Director



By: /s/ CESAR MARTINEZ                                  Date: August 5, 2005
    --------------------------------
    Cesar Martinez
    Treasurer
    and Chief Financial Officer