Form 10QSB
period 2005-06-30
SPANTEL COMMUNICATIONS INC
filed 2005-08-12
CIK 932818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 1O-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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


AS OF JUNE 30, 2005, THERE ARE 30,211,740 SHARES OF COMMON STOCK OUTSTANDING. THE ISSUER HAS NO OTHER CLASSES OF STOCK OUTSTANDING.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                TABLE OF CONTENTS


                                                                                                               Page
PART I           FINANCIAL INFORMATION                                                                           2

ITEM 1.          FINANCIAL STATEMENTS                                                                            2

                 Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004               3
                 (Audited)

                 Consolidated Statements of Operations for the Three months Ended June 30, 2005 and 2004         4
                 (Unaudited)

                 Consolidated Statements of Operations for the Six months Ended June 30, 2005 and 2004           5
                 (Unaudited)

                 Consolidated Statements of Comprehensive Income for the Three months Ended June 30, 2005        6
                 and 2004 (Unaudited)

                 Consolidated Statements of Comprehensive Income for the Six months Ended June 30, 2005          7
                 and 2004 (Unaudited)

                 Consolidated Statements of Cash Flows for the Six months Ended June 30, 2005 and 2004           8
                 (Unaudited)

                 Notes to Consolidated Financial Statements                                                   9-15

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                      16

ITEM 3.          CONTROLS AND PROCEDURES                                                                        17


PART II          OTHER INFORMATION                                                                              18

ITEM 1.          LEGAL PROCEEDINGS                                                                              18

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS                                                      18

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES                                                                18

ITEM 4.          SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                                             18

ITEM 5.          OTHER INFORMATION                                                                              18

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K                                                               18

SIGNATURES                                                                                                      19
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

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                            June 30, 2005  December 31, 2004
                                                                             ------------    ------------
                                    ASSETS                                    (Unaudited)     (Audited)
                                    ------
CURRENT ASSETS:
  Cash and cash equivalents (Notes 1 and 3)                                  $    481,843    $    849,068
  Receivables:
    Trade, net of allowances for doubtful accounts (Note 1)                     3,527,660       3,938,307
    Related parties  (Note 4)                                                     131,809         117,777
    Other                                                                         807,732         553,745
  Deferred subscriber acquisition costs (Note 1)                                  479,881         574,074
  Current portion of notes receivable (Note 6)                                    159,229         148,776
  Other current assets                                                            133,599         121,073
                                                                             ------------    ------------
        Total current assets                                                    5,721,753       6,302,820
                                                                             ------------    ------------

OTHER ASSETS:
  Property and equipment, net                                                     873,136         911,187
  Deferred subscriber acquisition costs (Note 1)                                  668,465         861,111
  Acquired subscriber lists, net of accumulated
    amortization of $674,032 and $439,687, respectively                           730,958         907,893
  Long-term portion of notes receivable (Note 6)                                  100,369         188,656
  Restricted cash                                                                  78,598         103,490
  Deposits                                                                        238,155         236,926
                                                                             ------------    ------------
       Total other assets                                                       2,689,681       3,209,263
                                                                             ------------    ------------

          TOTAL ASSETS                                                       $  8,411,434    $  9,512,083
                                                                             ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                      $  4,791,135    $  4,128,481
  Due to related parties (Note 4)                                               2,413,657       2,432,978
  Current portion of long-term liabilities (Note 5)                               526,500       2,216,082
                                                                             ------------    ------------

          Total current liabilities                                             7,731,292       8,777,541

LONG-TERM LIABILITIES (Note 5)                                                    383,703         409,488
                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY (Note 2):
  Common stock, $.001 par value, 60,000,000 shares authorized,
     30,211,740 and 30,211,740 shares issued and outstanding, respectively         30,212          30,212
  Additional paid-in capital                                                    5,390,588       5,390,588
  Accumulated other comprehensive loss                                           (272,797)       (264,441)
  Deficit                                                                      (4,851,564)     (4,831,305)
                                                                             ------------    ------------
        Total shareholders' equity                                                296,439         325,054
                                                                             ------------    ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  8,411,434    $  9,512,083
                                                                             ============    ============

The accompanying notes are an integral part of these financial statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Three Months Ended
                                                              June 30,
                                                        2005            2004
                                                    ------------    ------------
                                                     (Unaudited)     (Unaudited)
SALES                                               $  4,582,610    $  4,989,162
                                                    ------------    ------------

EXPENSES:
  Communications                                       2,864,810       2,796,188
  Marketing and selling                                  680,585         557,092
  Marketing and selling - related parties                260,311         308,270
  Consulting                                             141,417          67,546
  Consulting - related parties                             7,405           3,472
  Professional fees                                       91,909          96,062
  Professional fees - related parties                     13,084          16,416
  General and administrative                             149,211         454,107
  General and administrative - related parties           180,315         209,476
  Depreciation and amortization                          214,694         231,612
                                                    ------------    ------------

     Total operating expenses                          4,603,741       4,740,241
                                                    ------------    ------------

          (Loss) income from operations                  (21,131)        248,921

OTHER EXPENSE:
  Interest expense                                       (23,698)        (73,417)
                                                    ------------    ------------

NET (LOSS) INCOME                                   $    (44,829)   $    175,504
                                                    ============    ============

BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE:
    Net (loss) income                               $      (0.00)   $       0.01
                                                    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   30,211,740      30,211,740
                                                    ============    ============

The accompanying notes are an integral part of these financial statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Six Months Ended
                                                             June 30,
                                                        2005            2004
                                                    ------------    ------------
                                                     (Unaudited)     (Unaudited)
SALES                                               $  9,516,809    $ 10,068,610
                                                    ------------    ------------

EXPENSES:
  Communications                                       5,956,275       5,497,537
  Marketing and selling                                1,260,610         997,962
  Marketing and selling - related parties                624,984         649,695
  Consulting                                             241,260         160,923
  Consulting - related parties                             8,926           7,017
  Professional fees                                      192,482         211,114
  Professional fees - related parties                     26,823          20,307
  General and administrative                             385,481         894,600
  General and administrative - related parties           348,982         392,014
  Depreciation and amortization                          430,412         452,224
                                                    ------------    ------------

     Total operating expenses                          9,476,235       9,283,393
                                                    ------------    ------------

          Income from operations                          40,574         785,217

OTHER EXPENSE:
  Interest expense                                       (60,833)       (148,668)
                                                    ------------    ------------

NET (LOSS) INCOME                                   $    (20,259)   $    636,549
                                                    ============    ============

BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE:
    Net (loss) income                               $      (0.00)   $       0.02
                                                    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   30,211,740      30,211,740
                                                    ============    ============

The accompanying notes are an integral part of these financial statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                     For the Three Months Ended
                                              June 30,
                                         2005            2004
                                     ------------    ------------


NET (LOSS) INCOME                    $    (44,829)   $    175,504

OTHER COMPREHENSIVE (LOSS) INCOME:
  Exchange gains (losses)                  (6,713)         19,963
                                     ------------    ------------

COMPREHENSIVE (LOSS) INCOME          $    (51,542)   $    195,467
                                     ============    ============

The accompanying notes are an integral part of these financial statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                      For the Six Months Ended
                                             June 30,
                                         2005            2004
                                     ------------    ------------


NET (LOSS) INCOME                    $    (20,259)   $    636,549

OTHER COMPREHENSIVE (LOSS) INCOME:
  Exchange (losses) gains                  (8,356)         65,864
                                     ------------    ------------

COMPREHENSIVE (LOSS) INCOME          $    (28,615)   $    702,413
                                     ============    ============

The accompanying notes are an integral part of these financial statements.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Six Months Ended
                                                                          June 30,
                                                                    2005            2004
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income from continuing operations                  $    (20,259)   $    636,549
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation and amortization                                   430,412         452,224
     Decrease (increase) in accounts receivable, net                 410,647      (1,096,833)
     Increase in other receivables                                  (253,987)       (251,012)
     Decrease in deferred subscriber acquisition costs               286,839         275,100
     (Increase) decrease in other current assets and deposits        (13,755)        184,600
     Increase in receivable from related parties                     (14,032)        (40,373)
     Decrease in restricted cash                                      24,892       2,684,963
     Decrease in due to related parties                              (19,321)        (16,600)
     Decrease in advances from bank                                       --      (1,278,077)
     Increase in accounts payable and accrued expenses               662,654         488,176
                                                                ------------    ------------

               Net cash provided by operating activities           1,494,090       2,038,717

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                           (158,029)        (45,793)
  Purchase of acquired subscriber lists                              (57,397)     (1,132,042)
                                                                ------------    ------------

               Net cash used in investing activities                (215,426)     (1,177,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                      (1,715,367)       (510,965)
  Payments (issuance) of notes receivable, net                        77,834        (367,193)
                                                                ------------    ------------

               Net cash used in financing activities              (1,637,533)       (878,158)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (8,356)         65,864
                                                                ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (367,225)         48,588

CASH AND CASH EQUIVALENTS, beginning of period                       849,068         352,918
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                        $    481,843    $    401,506
                                                                ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                 $     43,599    $    136,668
                                                                ============    ============

  Taxes paid                                                    $         --    $         --
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

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2005, and the related statements of operations, comprehensive income, and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's fiscal 2004 audited consolidated financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Commission on April 29, 2005.

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At June 30, 2005 and December 31, 2004, cash and cash equivalents included $78,598 and $891,090, respectively, in money market funds.

Accounts Receivable

The Company uses the allowance method in accounting for bad debts. As of June 30, 2005 and December 31, 2004, the Company had recorded allowances for doubtful accounts of $2,241,229 and $2,465,742, respectively. The Company believes all remaining other receivables are collectible.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled $260,947 for the six months ended June 30, 2005 and $230,875 for the six months ended June 30, 2004. For the three months ended December 31, 2005 and 2004, the Company incurred advertising costs of $135,281 and $110,513, respectively.

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

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2-  SHAREHOLDERS' EQUITY

The authorized capital stock of the Company consists of 60,000,000 shares of $.001 par value voting common stock. Each share of common stock is entitled to one vote. The holders of the capital stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the capital stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Directors do not declare such dividends. Through June 30, 2005, no dividends have been declared or paid by the Company.


NOTE 3-  ADVANCES FROM BANK

The Company's bank advances funds based on the amount that the Company bills to its customers each month. These customers then pay the bank directly. In the event these customers do not pay the bank, the amount receivable from these customers is charged back against the restricted cash equivalent held by the bank (see Note 1). The Company is charged a fee by their bank for this service. As of June 30, 2005, the Company paid all advances from the bank.


NOTE 4-  RELATED PARTY TRANSACTIONS

Balances with related parties at June 30, 2005 and December 31, 2004, consisted of the following:

                                                                    Due from Related Parties           Due to Related Parties
                                                                    ------------------------           ----------------------
                                                                June 30, 2005  December 31, 2004   June 30, 2005  December 31, 2004
                                                                --------------   --------------   --------------   --------------
Non-interest bearing note payable, due upon
payment by payee to a creditor of the Company
in the same amount, with earlier maturity upon
certain events stipulated in the note agreement                             --               --   $      292,229   $      292,229

Non-interest bearing note payable, due upon
payment by payee to a creditor of the Company
in the same amount, with earlier maturity upon
certain events stipulated in the note agreement                             --               --   $      402,402   $      410,249

Advances from/to related parties                                       131,809          117,777          124,390          139,943

Due to related companies for telemarketing and other services               --               --        1,594,636        1,590,557
                                                                --------------   --------------   --------------   --------------

     Total                                                      $      131,809   $      117,777   $    2,413,657   $    2,432,978
                                                                ==============   ==============   ==============   ==============

Spantel S.A. relies on a related entity, ABC Telemarketing S.L. ("ABC"), a Spanish company, for telemarketing services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel S.A. and charges Spantel S.A. for the services provided. Spantel S.A. incurred $982,893 and $1,046,749 during the six months ended June 30, 2005 and 2005, respectively, related to these services from ABC. Included in due to related companies for telemarketing and other services above is $1,594,636 and $1,590,557, due to ABC as of June 30, 2005 and December 31, 2004, respectively.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4-  RELATED PARTY TRANSACTIONS (continued)

Included in due from related parties above is $89,738 and $87,949 as of June 30, 2005 and December 31, 2004, respectively, due from Spansurf, which is 100% owned by ABC. Since inception, the Company has charged off $897,251 to operations for amounts advanced to Spansurf. Also included in the due from related parties above is $42,071 and $29,828 as of June 30, 2005 and December 31, 2004, respectively, due from entities owned by certain shareholders and directors of the Company. As of June 30, 2005 and December 31, 2004, $124,390 and $139,943,
respectively, was due to entities owned by certain shareholders and directors of the Company.

Approximately 75% of deferred subscriber acquisition costs at June 30, 2005 and December 31, 2004 are paid to related parties.


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

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5-  CONVERTIBLE NOTE PAYABLE, COMMITMENTS AND CONTINGENCIES (continued)

The Company has operating leases for office space and equipment from unrelated third parties under non-cancelable operating leases. As of December 31, 2004, aggregate minimum future commitments under these leases are as follows:

                    Fiscal Year                                 Amount
                                                           -----------------
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

The Company has two capital leases covering equipment and an automobile. Aggregate annual payments on capital leases at December 31, 2004, are as follows:

                    Fiscal Year                                 Amount
                                                           -----------------
                        2005                                   $ 177,649
                        2006                                     164,788
                        2007                                      23,322
                        2008                                      21,378
                                                               ---------
Present value of future minimum lease payments                 $ 387,137
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

As of June 30, 2005, the cash and cash equivalents of the Company in the amount of $560,441 are on deposit in Spain and are not insured by any regulatory authority in Spain. Should the related banks cease doing business, these amounts are subject to loss.

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

                                                           2004              2003
                                                      --------------    --------------
Note receivable bearing interest of 2.4%              $      171,912    $           --
  due in monthly installments until January 2007


Note receivable bearing interest of 2.4%                     165,520                --
                                                      --------------    --------------
  due in monthly installments until March 2007


          Total notes receivable                             337,432                --

          Less: current portion of notes receivable         (148,776)               --
                                                      --------------    --------------

          Long-term portion of notes receivable       $      188,656    $           --
                                                      ==============    ==============

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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





THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO
THREE MONTHS ENDED JUNE 30, 2004


Revenues


Revenues for the three months ended June 30, 2005 decreased $406,552 or 8.15% to $4,582,610 from $4,989,162 for the three months ended June 30, 2004. This decrease was due to a small reduction in the customer base, but primarily because prices were reduced to be more competitive.


Communications Expense


Communications expense for the three months ended June 30, 2005 increased $68,622, or 2.45% to $2,864,810 from $2,796,188 for the three months ended June 30, 2004. This increase was due primarily to the expansion of our business in minutes sold. The gross margin (sales less communications expense) for the three months ended June 30, 2005 decreased $475,174 or 21.67% to $1,717,800 from $2,192,974 for the three months ended June 30, 2004. The decrease was primarily due to the reduction in rates charged to customers and lower margins on the telephone portfolios acquired in the previous year.


Expenses


Operating expenses for the three months ended June 30, 2005, decreased $205,122, or 10.55% to $1,738,931 from $1,944,053 for the three months ended June 30, 2004. Expenses consist primarily of marketing and selling, professional fees, general and administrative costs and depreciation and amortization. This decrease is a result of lower expenses related to personnel, commissions paid to agencies and mailing costs.


Net Income


For the three months ended June 30, 2005, there was a net loss of $44,829 versus net income of $175,504 for the three months ended June 30, 2004. This decrease of $220,333 or 125.54% was primarily due to the decrease in gross margin as described above.





SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2004


Revenues


Revenues for the six months ended June 30, 2005 decreased $551,801 or 5.48% to $9,516,809 from $10,068,610 for the six months ended June 30, 2004. This decrease was due to a small reduction in the customer base, but primarily because prices were reduced to be more competitive.

Communications Expense


Communications expense for the six months ended June 30, 2005 increased $458,738, or 8.34% to $5,956,275 from $5,497,537 for the six months ended June
30, 2004. This increase was due primarily to the expansion of our business in minutes sold. The gross margin (sales less communications expense) for the six months ended June 30, 2005 decreased $1,010,539 or 22.11% to $3,560,534 from
$4,571,073 for the six months ended June 30, 2004. The decrease was primarily due to the reduction in rates charged to customers and lower margins on the telephone portfolios acquired in the previous year.


Expenses


Operating expenses for the six months ended June 30, 2005, decreased $265,896, or 7.02% to $3,519,960 from $3,785,856 for the six months ended June 30, 2004.
Expenses consist primarily of marketing and selling, professional fees, general and administrative costs and depreciation and amortization. This decrease is a result of lower expenses related to personnel, commissions paid to agencies and mailing costs.


Net (Loss) Income


For the six months ended June 30, 2005, there was a net loss of $20,259 versus net income of $636,549 for the six months ended June 30, 2004. This decrease of $656,808 or 103.18% was primarily due to the decrease in gross margin as described above.





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


As of June 30, 2005, we had a working capital deficiency of approximately $2,009,539 versus a working capital deficiency of $2,474,721 as of December 31, 2004. We believe that it will be necessary to continue to improve this working capital position. This may be achieved by continuing to sustain profitable operations and by continuing to increase revenues and related margins. If we are unsuccessful in improving our working capital position through operations, we may be required to seek additional capital through the capital markets or from third parties. Such capital may be unavailable or unavailable on terms unacceptable to the Company.


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

SPANTEL COMMUNICATIONS, INC.
(Registrant)

By:       /s/ JOSE RAMON BASTERRA                         Date: August 12, 2005
          -----------------------------------
          Jose Ramon Basterra
          President and Director


By:       /s/ CESAR MARTINEZ                              Date: August 12, 2005
          -----------------------------------
          Cesar Martinez
          Treasurer
          and Chief Financial Officer