Form 10QSB
period 2005-09-30
SPANTEL COMMUNICATIONS INC
filed 2005-11-21
CIK 932818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

COMMISSION FILE NUMBER
0-25124

SPANTEL COMMUNICATIONS INC.
(Formerly Receptagen Ltd.)
A Florida Corporation
(Name of small business issuer in its charter)

5192 10th Avenue North, Suite D
Lake Worth, FL 33463

Telephone Number (804) 967-4258

Securities registered under Section 12(g) of the Exchange Act: Common Stock ($.001 par value).

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES ☐ NO ☒

AS OF SEPTEMBER 30, 2005, THERE ARE 30,211,740 SHARES OF COMMON STOCK OUTSTANDING. THE ISSUER HAS NO OTHER CLASSES OF STOCK OUTSTANDING.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents (Notes 1 and 3)	$478,740	$849,068
Receivables:
Trade, net of allowances for doubtful accounts (Note 1)	3,497,507	3,938,307
Related parties (Note 4)	184,524	117,777
Other	667,512	553,745
Deferred subscriber acquisition costs (Note 1)	340,929	574,074
Current portion of notes receivable (Note 6)	159,372	148,776
Other current assets	138,969	121,073
Total current assets	5,467,553	6,302,820

OTHER ASSETS:
Property and equipment, net	795,661	911,187
Deferred subscriber acquisition costs (Note 1)	767,091	861,111
Acquired subscriber lists, net of accumulated amortization of $787,785 and $439,687, respectively	617,205	907,893
Long-term portion of notes receivable (Note 6)	66,131	188,656
Restricted cash	931,567	103,490
Deposits	238,155	236,926
Total other assets	3,415,810	3,209,263
TOTAL ASSETS	$8,883,363	$9,512,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,257,322	$4,128,481
Due to related parties (Note 4)	2,451,346	2,432,978
Advances from banks	853,294	-
Current portion of long-term liabilities (Note 5)	285,226	2,216,082
Total current liabilities	8,847,188	8,777,541

LONG-TERM LIABILITIES (Note 5)	331,659	409,488

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY (Note 2):
Common stock, $.001 par value, 60,000,000 shares authorized,
30,211,740 and 30,211,740 shares issued and outstanding, respectively	30,212	30,212
Additional paid-in capital	5,390,588	5,390,588
Accumulated other comprehensive loss	(290,671)	(264,441)
Deficit	(5,425,613)	(4,831,305)
Total shareholders’ equity	(295,484)	325,054
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,883,363	$9,512,083

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30,
	2005	2004
	(Unaudited)	(Unaudited)

SALES	$4,574,209	$4,822,131

EXPENSES:
Communications	3,138,234	2,945,193
Marketing and selling	664,824	552,906
Marketing and selling - related parties	534,440	356,777
Consulting	85,068	60,211
Consulting - related parties	5,905	5,678
Professional fees	90,535	129,677
Professional fees - related parties	12,717	12,795
General and administrative	301,717	316,584
General and administrative - related parties	82,051	164,601
Depreciation and amortization	213,113	212,158
Total operating expenses	5,128,604	4,756,580

(Loss) income from operations	(554,395)	65,551

OTHER EXPENSE:
Interest expense	(19,654)	(58,372)
NET (LOSS) INCOME	$(574,049)	$7,179

BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE:
Net (loss) income	$(0.02)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING	30,211,740	30,211,740

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)	(Unaudited)

SALES	$ 14,091,018	$ 14,890,741

EXPENSES:
Communications	9,094,509	8,442,730
Marketing and selling	1,697,374	1,550,867
Marketing and selling - related parties	1,387,484	1,006,473
Consulting	326,328	221,134
Consulting - related parties	14,831	12,695
Professional fees	283,017	340,791
Professional fees - related parties	39,540	33,102
General and administrative	915,258	1,211,184
General and administrative - related parties	202,973	556,615
Depreciation and amortization	643,525	664,382
Total operating expenses	14,604,839	14,039,973

(Loss) income from operations	(513,821)	850,768

OTHER EXPENSE:
Interest expense	(80,487)	(207,040)
NET (LOSS) INCOME	$(594,308)	$643,728

BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE:
Net (loss) income	$(0.02)	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING	30,211,740	30,211,740

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended
	September 30,
	2005	2004
	(Unaudited)	(Unaudited)

NET (LOSS) INCOME	$(574,049)	$7,179

OTHER COMPREHENSIVE (LOSS) INCOME:
Exchange losses	(24,587)	(38,756)
COMPREHENSIVE LOSS	$(598,636)	$(31,577)

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)	(Unaudited)

NET (LOSS) INCOME	$(594,308)	$643,728

OTHER COMPREHENSIVE (LOSS) INCOME:
Exchange (losses) gains	(26,230)	27,108
COMPREHENSIVE (LOSS) INCOME	$(620,538)	$670,836

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(594,308)	$643,728
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	643,525	664,382
Decrease (increase) in accounts receivable, net	440,800	(1,367,779)
Increase in other receivables	(113,767)	(281,339)
Decrease in deferred subscriber acquisition costs	327,165	292,354
(Increase) decrease in other current assets and deposits	(19,125)	209,632
Increase in receivable from related parties	(66,747)	(119,207)
(Increase) decrease in restricted cash	(828,077)	3,262,787
Decrease in due to related parties	18,368	110,150
Increase (decrease) in advances from bank	853,294	(1,278,077)
Increase in accounts payable and accrued expenses	1,128,841	382,439
Net cash provided by operating activities	1,789,969	2,519,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(179,914)	(389,888)
Purchase of acquired subscriber lists	(57,397)	(810,466)
Net cash used in investing activities	(237,311)	(1,200,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(2,008,685)	(725,213)
Payments (issuance) of notes receivable, net	111,929	(341,214)
Net cash used in financing activities	(1,896,756)	(1,066,427)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(26,230)	27,108

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(370,328)	279,397

CASH AND CASH EQUIVALENTS, beginning of period	849,068	352,918
CASH AND CASH EQUIVALENTS, end of period	$478,740	$632,315

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$57,500	$191,040
Taxes paid	$–	$–

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of September 30, 2005, and the related statements of operations, comprehensive income, and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s fiscal 2004 audited consolidated financial statements and the related notes thereto included in the Company’s Form 10-KSB filed with the Commission on April 29, 2005.

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. At September 30, 2005 and December 31, 2004, cash and cash equivalents included $78,273 and $891,090, respectively, in money market funds.

Accounts Receivable

The Company uses the allowance method in accounting for bad debts. As of September 30, 2005 and December 31, 2004, the Company had recorded allowances for doubtful accounts of $2,356,177 and $2,465,742, respectively. The Company believes all remaining other receivables are collectible.

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

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs

Advertising costs are expensed as incurred and totaled $428,176 for the nine months ended September 30, 2005 and $341,290 for the nine months ended September 30, 2004. For the three months ended September 30, 2005 and 2004, the Company incurred advertising costs of $167,229 and $110,415, respectively.

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

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2- SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 60,000,000 shares of $.001 par value voting common stock. Each share of common stock is entitled to one vote. The holders of the capital stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the capital stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Directors do not declare such dividends. Through September 30, 2005, no dividends have been declared or paid by the Company.

NOTE 3- ADVANCES FROM BANK

The Company’s bank advances funds based on the amount that the Company bills to its customers each month. These customers then pay the bank directly. In the event these customers do not pay the bank, the amount receivable from these customers is charged back against the restricted cash equivalent held by the bank (see Note 1). The Company is charged a fee by their bank for this service. As of September 30, 2005, the Company had advances of $853,294 from their bank.

NOTE 4- RELATED PARTY TRANSACTIONS

Balances with related parties at September 30, 2005 and December 31, 2004, consisted of the following:

	Due from Related Parties		Due to Related Parties
	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004

Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	$–	$–	$292,229	$292,229
Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	–	–	423,382	410,249
Advances from/to related parties	184,524	117,777	123,876	139,943
Due to related companies for telemarketing and other services	–	–	1,611,859	1,590,557
Total	$184,524	$117,777	$2,451,346	$2,432,978

Spantel S.A. relies on a related entity, ABC Telemarketing S.L. (“ABC”), a Spanish company, for telemarketing services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel S.A. and charges Spantel S.A. for the services provided. Spantel S.A. incurred $1,605,288 and $1,575,784 during the nine months ended September 30, 2005 and 2004, respectively, related to these services from ABC. Included in due to related companies for telemarketing and other services above is $1,611,859 and $1,590,557, due to ABC as of September 30, 2005 and December 31, 2004, respectively.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4- RELATED PARTY TRANSACTIONS (continued)

Included in due from related parties above is $134,880 and $87,949 as of September 30, 2005 and December 31, 2004, respectively, due from Spansurf, which is 100% owned by ABC. Since inception, the Company has charged off $962,515 to operations for amounts advanced to Spansurf. Also included in the due from related parties above is $49,644 and $29,828 as of September 30, 2005 and December 31, 2004, respectively, due from entities owned by certain shareholders and directors of the Company. As of September 30, 2005 and December 31, 2004, $123,876 and $139,943, respectively, was due to entities owned by certain shareholders and directors of the Company.

Approximately 75% of deferred subscriber acquisition costs at September 30, 2005 and December 31, 2004 are paid to related parties.

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

As of December 31, 2004, the long-term borrowings consisted of the follow:

2004

Convertible note, convertible at $.50 per share of common stock, unsecured, bearing interest at 8 percent and due September 30, 2007	$200,000
Debt arrangement, unsecured, bearing interest at 8%, due on demand	272,080
Debt arrangement, unsecured, imputed interest rate at 6%, due in installments until September 2005	871,395
Capital lease covering an automobile for four years expiring November 23, 2008	91,343
Capital lease covering equipment for three years expiring November 30, 2006	295,794
Long-term debt arrangement, unsecured, imputed interest rate at 2.91%, due October 15, 2005	894,958
2,625,570

Less: Current portion of long-term debt	(2,216,082)
Total long-term debt	$409,488

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

As of September 30, 2005, the cash and cash equivalents of the Company in the amount of $478,740 are on deposit in Spain and are not insured by any regulatory authority in Spain. Should the related banks cease doing business, these amounts are subject to loss.

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

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 6 - NOTES RECEIVABLE

2004

Note receivable bearing interest of 2.4% due in monthly installments until January 2007	$171,912

Note receivable bearing interest of 2.4% due in monthly installments until March 2007	165,520
Total notes receivable	337,432

Less: current portion of notes receivable	(148,776)
Long-term portion of notes receivable	$188,656

In connection with one of the telephone client purchases discussed above, the Company loaned one of the third party entities $225,000, bearing interest at the Euribor rate of 2.4% due in monthly payments of approximately $6,400 per month until January, 2007 and $187,500, bearing interest at the Euribor rate of 2.4% and due in monthly payments of approximately $5,300 per month until March, 2007. As of December 31, 2004, the amounts of the notes receivable are as follows:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

When used in this Form 10-QSB, the words “anticipated,”“estimate,”“expect” and other similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that we will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

RESULTS OF OPERATIONS

For information concerning our prior full fiscal year, we refer you to our financial statements provided in our Annual Report on Form 10-KSB filed for the year ending December 31, 2004. Spantel 2000 S.A., a telecommunications company based in Malaga, Spain is our operating subsidiary. Spantel 2000 S.A. is a provider of various telecommunications services and products within Spain; all of its operations were established after the deregulation of the telecommunications industry in Spain in 1998. The following comparable analysis of the Company’s operations is based on United States Dollars. This is important because the Company’s operations are located in Spain and the value of the Euro, as compared to the United States Dollar, has fluctuated from the prior year. Accordingly, if the following analysis were stated in Euros, the percentage changes would be different.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues

Revenues for the three months ended September 30, 2005 decreased $247,922 or 5.14% to $4,574,209 from $4,822,131 for the three months ended September 30, 2004. This decrease was due to a small reduction in the customer base, but primarily because prices were reduced to be more competitive.

Communications Expense

Communications expense for the three months ended September 30, 2005 increased $193,041, or 6.55% to $3,138,234 from $2,945,193 for the three months ended September 30, 2004. This increase was due primarily to the expansion of our business in minutes sold, mostly in the prepayment card business. The gross margin (sales less communications expense) for the three months ended September 30, 2005 decreased $440,963 or 23.49% to $1,435,975 from $1,876,938 for the three months ended September 30, 2004. The decrease was primarily due to the reduction in rates charged to customers in order to have prices in line with our competitors. In addition, the lower margins on the telephone portfolios acquired in the previous year and the lower margins in the prepayment card business further contributed to the decrease in gross margin.

Expenses

Operating expenses for the three months ended September 30, 2005, increased $178,983, or 9.88% to $1,990,370 from $1,811,387 for the three months ended September 30, 2004. Expenses consist primarily of marketing and selling, professional fees, general and administrative costs and depreciation and amortization. This increase is primarily attributed to increased marketing and selling costs as a result severance payments to terminated employees.

Net Income (Loss)

For the three months ended September 30, 2005, there was a net loss of $574,049 versus net income of $7,179 for the three months ended September 30, 2004. This decrease of $581,228 or 8096.23% was primarily due to the decrease in gross margin as described above and the accrual of severance payments.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues

Revenues for the nine months ended September 30, 2005 decreased $799,723 or 5.37% to $14,091,018 from $14,890,741 for the nine months ended September 30, 2004. This decrease was due to a small reduction in the customer base and minutes consumed, but primarily because prices were reduced to be more competitive.

Communications Expense

Communications expense for the nine months ended September 30, 2005 increased $651,779, or 7.72% to $9,094,509 from $8,442,730 for the nine months ended September 30, 2004. This increase was due primarily to the expansion of our business in minutes sold, mostly in the prepayment card business. The gross margin (sales less communications expense) for the nine months ended September 30, 2005 decreased $1,451,502 or 22.51% to $4,996,509 from $6,448,011 for the nine months ended September 30, 2004. The decrease was primarily due to the reduction in rates charged to customers in order to have prices in line with our competitors. In addition, the lower margins on the telephone portfolios acquired in the previous year and the lower margins in the prepayment card business further contributed to the decrease in gross margin.

Expenses

Operating expenses for the nine months ended September 30, 2005, decreased $86,913, or 1.55% to $5,510,330 from $5,597,243 for the nine months ended September 30, 2004. Expenses consist primarily of marketing and selling, professional fees, general and administrative costs and depreciation and amortization. This decrease is a result of lower expenses related to personnel, commissions paid to agencies and mailing costs. The decrease in operating expenses was offset by the accrual of severance compensation paid to terminated employees.

Net (Loss) Income

For the nine months ended September 30, 2005, there was a net loss of $594,308 versus net income of $643,728 for the nine months ended September 30, 2004. This decrease of $1,238,036 or 192.32% was primarily due to the decrease in gross margin as described above and the accrual of approximately $200,000 for severance payments.

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

We plan to launch a new range of telecommunication products to fill the demands of small companies. This will include a plan to sell our products from distributors as well as salespeople. We have prepared an aggressive promotion to expand the sales of mobile minutes and prepaid cards.

As noted above, through the period ended September 30, 2005 and as of the date of this report we dismissed 40 employees in addition to canceling all the contracts signed with temporary personnel. This reduction in personnel will positively impact the income statement by reducing the operating expenses by approximately $75,000/month.

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

As of September 30, 2005, we had a working capital deficiency of approximately $3,379,635 versus a working capital deficiency of $2,474,721 as of December 31, 2004. We believe that it will be necessary to improve this working capital position. This may be achieved by again sustaining profitable operations and by increasing revenues and related margins. If we are unsuccessful in improving our working capital position through operations, we may be required to seek additional capital through the capital markets or from third parties. Such capital may be unavailable or unavailable on terms unacceptable to us.

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

NONE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPANTEL COMMUNICATIONS, INC.
(Registrant)

By:	/s/ JOSE RAMON BASTERRA	Date: November 21, 2005

Jose Ramon Basterra
President and Director

By:	/s/ CESAR MARTINEZ	Date: November 21, 2005

Cesar Martinez
Treasurer and Chief Financial Officer