Form 10KSB
period 2005-12-31
SPANTEL COMMUNICATIONS INC
filed 2006-04-17
CIK 932818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 1O-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

COMMISSION FILE NUMBER
0-25124

SPANTEL COMMUNICATIONS INC.
(Formerly Receptagen Ltd.)
A Florida Corporation
(Name of small business issuer in its charter)

5192 10th Avenue North, Suite D
Lake Worth, FL 33463

Telephone Number (804) 967-4258

Securities registered under Section 12(g) of the Exchange Act: Common Stock ($.001 par value).

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO []

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANTS KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENT INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [X]

STATE ISSUER’S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $18,811,196 AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES AS OF DECEMBER 31, 2005: $453,176.

AS OF APRIL 17, 2006, THERE ARE 30,211,740 SHARES OF COMMON STOCK OUTSTANDING. THE ISSUER HAS NO OTHER CLASSES OF STOCK OUTSTANDING.

TABLE OF CONTENTS

2005 ANNUAL REPORT ON FORM 10-KSB

-i-

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

Reverse Take-Over of Spantel Communications, Inc. (the “Transaction”): On July 12, 2001, our shareholders approved the Transaction at a shareholder’s meeting duly held in accordance with applicable law. The terms of the Transaction called for the acquisition by us of all (100%) of the issued and outstanding common shares of Spantel Communications Inc. (“SCI”). SCI is the parent company of Spantel 2000 S.A., a Spanish company engaged in the business of providing long-distance telephone service in Spain.

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

     B. BUSINESS OF ISSUER

Products and Services

We are a provider of discount long distance telephone service and are headquartered in Fuengirola, Spain. The Company had been headquartered in Madrid, Spain from its inception until November 30, 2002 when all executive activities were relocated to Malaga. We market our services primarily to a broad base of customers that includes small to medium enterprises and larger corporations, governmental entities, educational institutions, and residential consumers. Our objective is to become the leading alternative operator in the Spanish telecommunications market.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our Fuengirola Office, located in Malaga, Spain consists of approximately 2,000 square meters at a rate of €11,725 ($14,515 per month) expiring in January 2011.This office was leased from January 2003 to October 2003 from a related party ABC Telemarketing S.L. Commencing in November 2003, this office was leased from a third party.

Our Madrid Office, located in Madrid, Spain consists of approximately 20 square meters at a rate of €981 per month ($1,215 per month) expiring in November 2008.

Our Barcelona Office, located in Barcelona, Spain consists of approximately 70 square meters at a rate of €867 per month ($1,073 per month) expiring in April 2007.

The monthly rental rate of each of the above properties is based on the Consumer Price Index of Spain and is adjusted based on such on a yearly basis.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may, from time to time, be a plaintiff or a defendant in various legal proceedings. We do not presently have any material litigation pending or threatened.

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

	High	Low
Fiscal 2005
First Quarter (01/01/05 - 03/31/05)	0.15	0.09
Second Quarter (04/01/05 - 06/30/05)	0.10	0.05
Third Quarter (07/01/05 - 09/31/05)	0.10	0.03
Fourth Quarter (10/01/05 - 12/31/05)	0.04	0.01
Fiscal 2004
First Quarter (01/01/04 - 03/31/04)	0.52	0.17
Second Quarter (04/01/04 - 06/30/04)	0.49	0.24
Third Quarter (07/01/04 - 09/31/04)	0.26	0.15
Fourth Quarter (10/01/04 - 12/31/04)	0.16	0.09

     (b) Holders. As of December 31, 2005 there were 1,226 shareholders of record.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion is intended to assist in an understanding of our consolidated financial position as of December 31, 2005, and the results of our operations for the year then ended.

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

  RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

The following comparable analysis of our operations is based on United States Dollars. This is important because our operations are located in Spain and the value of the Euro, as compared to the United States Dollar fluctuates. Accordingly, if the following analysis were stated in Euros, the percentage changes could be different.

Subsequent to the issuance of the Company’s December 31, 2004 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of variable interest entities under FASB Interpretation No. 46, Consolidation of Variable Interest Entities, the Company determined is the primary beneficiary of two variable interest entities. Accordingly, the Company’s 2004 consolidated financial statements have been restated, resulting in an decrease in net income of $171,252 ($.01 per share). In addition, shareholders’ equity decreased by $188,527 as of December 31, 2004.

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

Revenues for the year ended December 31, 2005, decreased $1,299,772 or 6.46%, to $18,811,196 from $20,110,968 for the year ended December 31, 2004. Total revenues were lower than the previous year due primarily to the lack of growth of our customer base, fewer acquisitions of portfolios of telephone clients and fewer sales of prepaid cards, as well as reduced prices in prepaid cards and the decreased sales of telecommunications services.

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

Communications expense for the year ended December 31, 2005 increased $298,550 or 2.51% to $12,193,508 from $11,894,958 for the year ended December 31, 2004. This increase was due primarily to the decrease in discounts offered from higher sales volume. The gross margin (sales less communications expense) for the year ended December 31, 2005 decreased $1,598,322 or 19.45% to $6,617,688 from $8,216,010 for the year ended December 31, 2004. The decrease was primarily due to a combination of higher costs of communication and a decrease in sales.

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

Spantel was granted a B1 License on September 21, 2000, which gives us the right to develop our own proprietary network with access code (1030). As there is currently an overcapacity in Spain, Spantel made a request to the CMT (telephone regulatory authority), which was granted, to outsource its network operations to avoid incurring the substantial costs establishing a network.

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

These expenses decreased in 2005 by $409,133, or 5.09%, to $7,628,275, from $8,037,408 for the year ended December 31, 2004. This decrease is principally a result of the following. Marketing and selling expense increased by $442,372 because the Company increased certain arrangements with various advertisers and outside marketers, and increased staff, thus increasing costs and commissions paid. General and administrative expenses decreased by $922,960, primarily due to the termination of a significant number of terminated employees. Depreciation and amortization increased $36,073 as a result of the purchase of portfolios of telephone clients.

INTEREST EXPENSE

For the year ended December 31, 2005, interest expense decreased $160,741, or 57.09%, to $120,801 from $281,542 for the year ended December 31, 2004. This decrease is a result of a reduction in the amount of short-term advances from banks and other interest bearing liabilities.

NET LOSS

Our net loss was $1,125,747 for the year ended December 31, 2005 versus a net loss of $96,563 for the year ended December 31, 2004, for the reasons stated above.

ASSETS AND LIABILITIES

As of December 31, 2005, we had total assets of $7,081,161 and total liabilities of $8,018,207 compared to $9,373,597 and $9,229,635 respectively, as of December 31, 2004. No assurances can be made as to our ability to meet our cash requirements in connection with any expansion of our operations or any possible business combinations.

CASH FLOW

Cash flows from operations increased from a balance used in operations of $185,532 to a balance provided by operations of $1,843,051 for year ended December 31, 2005, reflecting the significant decrease in accounts receivable and an increase in accounts payable and other accrued expenses.

LOANS

In January 2004, we loaned Globatel SL $225,000 at the EURIBOR interest rate of 2.4% due in monthly payments until January 2007. In addition, in February 2004, we loaned Globatel an additional $187,500 at the EURIBOR rate of 2.4% due in monthly payments until March 2007. The loans are secured by Globatel’s portfolio of telephone clients.

CAPITAL RESOURCES

Our capital resources have been provided primarily by capital contributions from stockholders, stockholders’ loans and the exchange of outstanding debt into our common stock.

WORKING CAPITAL AND LIQUIDITY

As of December 31, 2005, we had a working capital deficit of $2,919,194 versus a working capital deficit of $2,669,348 as of December 31, 2004. We believe that it will be necessary to continue to improve our working capital position. This may be achieved by reaching and sustaining profitable operations and by continuing to increase revenues and related margins. If we are unsuccessful in improving our working capital position through operations, we may be required to seek additional capital through the capital markets or from third parties. Such capital may be unavailable or unavailable on terms unacceptable to the Company.

PLAN OF OPERATION

We plan to internally grow our customer base through the implementation of our marketing plan. This plan will include (a) negotiating with new distributors to incorporate new customers, (b) launching a new range of products to fill the demands of small businesses, (c) expanding our mobile business as the mobile market in Spain will be expanded in 2006 to include resellers such as us, and (4) expanding our prepaid card business.

We are working to develop a new business in the denominated intelligent numbers and we are negotiating with several companies to incorporate new important resellers.

We have a plan to launch a new range of telecommunication products to fill the demands of small companies. This will include a plan to sell our products from distributors as well as salespeople. In addition, the Company has prepared a special and aggressive promotion to expand the sales of mobile minutes and prepaid cards.

In December 2005, the Company dismissed approximately 40 employees in addition to canceling all contracts with temporary personnel. This reduction in personnel will positively impact the income statement by reducing the operating expenses by approximately $75,000/month.

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

As of December 31, 2005, we were primarily exposed to the following currency: fluctuation between the U.S. Dollar and the Euro, and the U.S Dollar and the Canadian Dollar.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for the Company’s fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any derivative instruments entered into after the effective date.

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143. FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Company adopted the provisions of FIN 47 effective December 31, 2005. The adoption of FIN 47 had no impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for financial statements issued for the first annual period beginning after December 15, 2005. The adoption of this accounting pronouncement may have a material effect on the consolidated financial statements if the Company elects to grant options.

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

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective as of January 18, 2006, the Company formally engaged Rotenberg Meril Solomon Bertiger & Guttilla PC as its principal independent auditor to audit the financial statements of the Company for the year ending December 31, 2005, and simultaneously dismissed Staley, Okada and Partners. The change was made as a result of a Securities and Exchange Commission directive that the Company’s principal independent auditor be located either in the United States or Spain, the location of the Company’s headquarters and principal operations, respectively. There were no disagreements with Staley, Okada and Partners on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure during the period of their engagement, which was from March 17, 2004 through January 18, 2006.

Effective March 17, 2004, we retained Staley, Okada & Partners of Vancouver, Canada as our new certifying accountants, replacing Spicer Jeffries LLP. The decision to change accountants was prompted because Spicer Jeffries LLP notified us that its professional liability insurance coverage for public reporting companies was not renewed by its previous insurance carrier and that they had been unsuccessful in obtaining new insurance coverage for public registrants, and accordingly requiring their resignation. There were no disagreements with Spicer Jeffries LLP on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure during the period of their engagement, which was January 2002 through March 2004.

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

ITEM 8A. CONTROLS AND PROCEDURES

Our President (who is also our Chief Executive Officer) and our Chief Financial Officer evaluated our disclosure and internal controls as of the end of the quarter and year ended December 31, 2005. This evaluation determined that the disclosure controls and procedures in place ensure that material information relating to the registrant, including consolidated subsidiaries, is made known to the President and Chief Financial Officer by others within the entities for the year ended December 31, 2005 to ensure disclosure on a timely basis in conformance with applicable rules and regulations.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     We have established a two (2) member board of directors. On December 31, 2005, the members of our board of directors were as follows:

Name	Age	Office
Mohamed A. Khashoggi	42	Director
Jose Ramon Basterra	49	President, Chief Executive Officer and Director

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

Mr. Khashoggi receives approximately €2,500 a month ($3,095 per month) for his contribution to the company as a Director. Mr. Basterra’s compensation is inclusive of his position as President and Director. In addition to their compensation, we reimburse directors for any reasonable expenses pertaining to attending meetings, including travel, lodging and meals.
Our Articles of Incorporation provide that our board of directors shall consist of not less than one director, each of which shall be elected annually, and serve for a term of one year. Currently our board of directors consists of Mr. Khashoggi and Mr. Basterra, who were initially elected in June 1999, subsequently re-elected in 2001, 2002, 2003, 2004 and 2005, and shall serve until the next annual meeting of stockholders and until the election and qualification of their respective successors.

Officers are elected annually by our board of directors and, subject to existing employment agreements, if any, serve at their discretion.

There are no material proceedings to which any of our directors, officers or affiliates, any beneficial owner of more than five percent of our common stock, or any associate of any such director, officer, affiliate or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries. To date, the directors, officers, and beneficial shareholders have complied with the requirements of Section 16(a) of the Securities Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate executive cash compensation paid during the last three years to the following executive officers serving at the year ended December 31, 2005.

Name and Principal Position	Year	Salary (USD)	Other Compensation
Mohamed A. Khashoggi,	2005	$37,008	None
Director (1) (3)	2004	$38,029	None
	2003	$33,091	None
Jose Ramon Basterra,	2005	$59,008	$164,814
Management Director and	2004	$84,604	$165,693
Director (1) (2) (3)	2003	$70,248	$139,051
Cesar Martinez, Financial	2005	$107,525	None
Manager (1) (5)	2004	$104,980	None
	2003	$96,919	None

(1)	All Officers and directors are paid in Euro’s, the local currency. The average rate of exchange in 2005 was $1.2379 to €1.000 in 2004 was $1.12445 to €1.000 and in 2003 was $1.1407 to €1.000.
(2)	Mr. Basterra invoices the Spanish operating company and the U.S. parent for additional income as defined in his employment agreement.
(3)	Due to currency fluctuations over the course of the year, Mr. Basterra received $1,000 in extra compensation. This excess was deducted from his annual bonus calculated against profit for 2003.
(4)	Mr. Khashoggi is paid for serving on the board.
(5)	Mr. Martinez invoices Spantel for all services.

EMPLOYMENT AGREEMENTS

On October 1, 2002, Mr. Basterra entered into an employment agreement with us to serve as our president for a five year term. In consideration for his services, Mr. Basterra receives an annual base salary of €180,000 ($222,822 based on an average exchange rate of $1.2379 to €1.0000) and two percent of the adjusted net profits. In addition, Mr. Basterra is provided with the option of a company automobile, with a value not exceeding €50,000. Instead of buying the car, the Company entered into an automobile lease at the end of the year 2004.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

There were no options to purchase shares of our common stock and SARs granted by us to our named executive officers in the fiscal years ended December 31, 2005 and 2004.

INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

The Company does not currently have a stock option plan of any type.

OPTION EXERCISES AND HOLDINGS

To date, we have not issued any options or SARs to any persons. No options or SARs were exercised or unexercised during fiscal years 2005 and 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2005 with respect to the beneficial ownership of the outstanding shares of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors; (3) each Named Executive Officer; and (4) all directors and executive officers as a group. As of December 31, 2005 and 2004 there were 30,211,740 shares of our common stock issued and outstanding.

Name and Address		Number of Shares	% of Stock
of Beneficial		Beneficially	Beneficially
Owner	Title of Class	Owned	Owned
Mohamed Khashoggi 200-A Benabola Puerta Banus, 29660, Malaga Spain	Common Stock	3,700,000	12.2%
Jose Ramon Basterra Avda.Myramar Miramar 35	Common Stock	1,570,900	5.2%
Fuengirola 29640, Malaga Spain
Cesar Martinez, Avda.Myramar Miramar 35 Fuengirola 29640, Malaga Spain	Common Stock	35,000	*
Financiere Hispoano-Suiza SA(1) 10 Rue Pierre Fation Geneva, 1206 Switzerland	Common Stock	1,000,000	3.3%
All directors officers and as a group (5 persons)	Common Stock	5,790,900	19.2%

*	Indicates less than 1% ownership.
(1)
Financiere Hispoano-Suiza SA is an affiliated company of Credifinance, Ltd. The shares owned by Financiere Hispoana-Suiza SA were issued to Credifinance for investment banking services rendered to Spantel.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Spantel S.A. relies on a related entity, ABC Telemarketing S.L. (“ABC”), a Spanish company, for telemarketing services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel S.A. and charges Spantel S.A. for the services provided. Spantel S.A. incurred $2,108,935 and $2,094,746 during the years ended December 31, 2005 and 2004, respectively, related to these services from ABC. Due to related parties includes $1,588,526 and $1,590,557 that is due to ABC as of December 31, 2005 and 2004, respectively.

Due from related parties totaling $34,555 and $87,949 as of December 31, 2005 and 2004, respectively, represent amounts due from Spansurf, which is 100% owned by ABC. Since inception, the Company has charged off $962,515 to operations for amounts advanced to Spansurf. In addition, the Company utilizes Spansurf for certain technical support. Professional fees incurred amounted to $51,993 and $43,129 for the years ended December 31, 2005 and 2004, respectively. Due from related parties also includes $29,828 as of December 31, 2004, due from entities owned by certain shareholders and directors of the Company.

As of December 31, 2005 and 2004, $487 and $139,943, respectively, was due to entities owned by certain shareholders and directors of the Company.

Approximately 75% of deferred subscriber acquisition costs at December 31, 2005 and 2004 are paid to related parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)	INDEX TO EXHIBITS

2.1
Share Exchange Agreement dated October 23, 2001 by and between Receptagen LTD. and Spantel Communications, Inc. BVI and Spantel 2000, S.A. and Mohamed Khashoggi. (Incorporated by reference to Exhibit 2.1 of Form 10KSB filed June 10, 2002).

3.1	Certificate and Articles of Incorporation. (Incorporated by reference to Exhibit 99 of Registrant’s current report filed on Form 8-K filed February 8, 2002).

3.2	By-laws (Incorporated by reference to Exhibit 3.12 of Form 10 filed November 14, 1994).

21	Subsidiaries of Spantel Communications, Inc.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(B)	REPORTS ON FORM 8-K

On January 25, 2006, the Company filed Form 8-K with respect to the termination of its relationship with its prior accountants and the appointment of its current accountants. The Form 8-K provided that, effective January 18, 2006, Spantel Communications, Inc. (the "Company") formally engaged Rotenberg Meril Solomon Bertiger & Guttilla PC as its principal independent auditor to audit the financial statements of the Company for the year ending December 31, 2005, and simultaneously dismissed Staley, Okada and Partners (the "Former Auditor"). The change was made as a result of a Securities and Exchange Commission directive that the Company’s principal independent auditor be located either in the United States or Spain, the location of the Company’s headquarters and principal operations.

The report of the Company's Former Auditor for the fiscal years ended December 31, 2004 and 2003 contained no adverse opinions or disclaimer of opinion or qualification. The Company engaged the Former Auditor on March 17, 2004 as its certifying accountants to examine the books and records of the Company for the fiscal year ending December 31, 2003.

The decision to change accountants was authorized and approved by the board of directors of the Company.

During the period from the engagement of the Former Auditor through the date of the dismissal of the Former Auditor, including the registrant's most recent fiscal year and the subsequent interim period, there were no disagreements with the Former Auditor, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the Former Auditor's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Effective as of January 18, 2006, the Company engaged Rotenberg, Meril, Solomon, Bertiger, & Guttilla P.C. (“RMSBG”) as its new principal independent accountant Staley, Okada and Partners (“Staley”) was the Company's previous independent accounting firm.

Audit Fees
Fees for audit services billed or to be billed by RMSBG for services related to the audit of the Company’s 2005 annual financial statement totaled approximately $46,000. Fees for audit services billed by Staley for services related to the audit of the Company’s 2004 annual financial statement totaled approximately $31,400.

Audit-Related Fees
There were no fees billed by RMSBG for audit-related services in 2005. For the years ended December 31, 2005 and 2004, the aggregate fees billed for audit related services by Staley were $9,652 and $5,250, respectively, and were for their reviews of the Company’s quarterly reports on Form 10-Q.

Tax Fees
There were no fees billed by RMSBG or Staley for tax services for 2005 and 2004.

All Other Fees
RMSBG and Staley did not provide any services not described above in 2005 and 2004.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPANTEL COMMUNICATIONS, INC.
(Registrant)

By:	/s/ JOSE RAMON BASTERRA	Date: April 17, 2006
Jose Ramon Basterra
President and Director

By:	/s/ MOHAMED A. KHASHOGGI	Date: April 17, 2006
Mohamed A. Khashoggi
Director

By:	/s/ CESAR MARTINEZ	Date: April 17, 2006
Cesar Martinez
Treasurer
and Chief Financial Officer

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
FINANCIAL STATEMENTS
DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Shareholders of
Spantel Communications, Inc.

We have audited the accompanying consolidated balance sheet of Spantel Communications, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' (deficiency) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Spantel Communications, Inc. and Subsidiaries as of and for the year ended December 31, 2004 were audited by other auditors whose report dated March 22, 2005, except for the effects of the restatement discussed in Note 1, as to which date is April 8, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spantel Communications, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla PC

Saddle Brook, New Jersey
April 8, 2006

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Shareholders of
Spantel Communications, Inc.

We have audited the accompanying consolidated balance sheets of Spantel Communications, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spantel Communications, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company restated its 2004 consolidated financial statements to reflect the correction in accounting for variable interest entities.

/s/ STALEY, OKADA & PARTNERS
CHARTERED ACCOUNTANTS

Vancouver, British Columbia
March 22, 2005, except for the effects of the restatement discussed in Note 1, as to which the date is April 8, 2006

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS		(Restated)
CURRENT ASSETS:
Cash and cash equivalents (Notes 1 and 4)	$601,282	$895,172
Receivables:
Trade, net of allowances for doubtful accounts (Note 1)	3,292,599	4,099,744
Related parties (Note 5)	34,555	117,777
Other	125,310	194,183
Deferred subscriber acquisition costs (Note 1)	352,142	574,074
Current portion of notes receivable (Note 9)	132,145	148,776
Other current assets	271,054	121,073
Total current assets	4,809,087	6,150,799

OTHER ASSETS:
Property and equipment, net (Note 3)	732,793	922,296
Deferred subscriber acquisition costs (Note 1)	704,284	861,111
Acquired subscriber lists, net of accumulated
amortization of $892,301 and $439,687, respectively	485,221	907,893
Long-term portion of notes receivable (Note 9)	31,452	188,656
Restricted cash	76,681	103,490
Deposits	241,643	239,352
Total other assets	2,272,074	3,222,798

TOTAL ASSETS	$7,081,161	$9,373,597

LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,239,069	$4,178,522
Due to related parties (Note 5)	2,306,834	2,432,978
Current portion of long-term liabilities (Note 7)	189,813	2,216,082
Total current liabilities	7,735,716	8,827,582

LONG-TERM LIABILITIES (Note 7)	289,926	409,488

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ (DEFICIENCY) EQUITY (Note 2):
Common stock, $.001 par value, 60,000,000 shares authorized,
30,211,740 shares issued and outstanding	30,212	30,212
Additional paid-in capital	5,390,588	5,390,588
Accumulated other comprehensive loss	(236,977)	(281,716)
Deficit	(6,128,304)	(5,002,557)
Total shareholders’ (deficiency) equity	(944,481)	136,527
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY	$7,081,161	$9,373,597

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2005	2004
		(Restated)

SALES	$18,811,196	$20,110,968

EXPENSES:
Communications	12,193,508	11,894,958
Marketing and selling	2,627,562	2,596,459
Marketing and selling - related parties	1,806,789	1,395,520
Consulting	394,449	303,442
Consulting - related parties	21,644	15,153
Professional fees	424,915	495,895
Professional fees - related parties	51,993	43,129
General and administrative	1,171,753	1,691,141
General and administrative - related parties	280,502	684,074
Depreciation and amortization	848,668	812,595

Total operating expenses	19,821,783	19,932,366

Income (loss) from operations	(1,010,587)	178,602

OTHER INCOME (EXPENSE):
Interest income	5,641	6,377
Interest expense	(120,801)	(281,542)

NET LOSS	$(1,125,747)	$(96,563)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss	$(0.04)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING	30,211,740	30,211,740

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2005	2004
		(Restated)

NET LOSS	$(1,125,747)	$(96,563)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign exchange gains (losses)	44,739	(32,181)
COMPREHENSIVE LOSS	$(1,081,008)	$(128,744)

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

STATEMENT OF SHAREHOLDERS (DEFICIENCY) EQUITY

YEARS ENDED DECEMBER 31, 2005 AND 2004 (Restated)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Loss	Deficit	Total

BALANCES, December 31, 2003	30,211,740	$30,212	$5,390,588	$(232,260)	$(4,905,994)	$282,546

Other comprehensive loss	—	—	—	(49,456)	—	(49,456)
Net loss (restated)	—	—	—	—	(96,563)	(96,563)
BALANCES, December 31, 2004	30,211,740	30,212	5,390,588	(281,716)	(5,002,557)	136,527

Other comprehensive income	—	—	—	44,739	—	44,739
Net loss	—	—	—	—	(1,125,747)	(1,125,747)
BALANCES, December 31, 2005	30,211,740	$30,212	$5,390,588	$(236,977)	$(6,128,304)	$(944,481)

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2005	2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,125,747)	$(96,563)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	848,668	812,595
Decrease (increase) in accounts receivable, net	807,145	(1,649,322)
Decrease in other receivables	68,873	39,839
Decrease in deferred subscriber acquisition costs	378,759	208,215
(Increase) decrease in other current assets and deposits	(152,272)	220,868
Decrease (increase) in receivable from related parties	83,222	(117,267)
(Increase) decrease in due to related parties	(126,144)	340,090
Increase in accounts payable and accrued expenses	1,060,547	56,013
Net cash provided by (used in) operating activities	1,843,051	(185,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(236,493)	(76,713)
Payments (issuance) of notes receivable, net	173,835	(337,432)
Restricted cash, net activity	26,809	(81,833)
Purchase of acquired subscriber lists	—	(1,133,017)
Net cash used in investing activities	(35,849)	(1,628,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of advances from bank	—	(1,278,077)
Proceeds from long-term debt	—	1,018,515
Payments of long-term debt	(2,145,831)	(1,005,338)
Net cash used in financing activities	(2,145,831)	(1,264,900)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	44,739	(32,181)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(293,890)	(3,111,608)

CASH AND CASH EQUIVALENTS, beginning of year	895,172	4,006,780

CASH AND CASH EQUIVALENTS, end of year	$601,282	$895,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$97,814	$254,569
Taxes paid	$—	$—

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment under capital lease	$—	$91,343

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

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

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Spantel since the date of the reverse acquisition and the historical accounts of its wholly owned subsidiaries, BVI and Spantel S.A. and the consolidation of two variable interest entities (see Note 10) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Restatement of 2004 Financial Statements

Subsequent to the issuance of the Company’s December 31, 2004 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of variable interest entities under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, the Company determined is the primary beneficiary of two variable interest entities (see Notes 10 and 11). Accordingly the Company’s 2004 consolidated financial statements have been restated, resulting in an decrease in net income of $171,252 ($.01 per share). In addition, shareholders’ equity decreased by $188,527 as of December 31, 2004.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash

Restricted cash is held by the Company’s bank in connection with a bank advance arrangement (see Note 4). At December 31, 2005 and 2004, $76,681 and $103,490, respectively, are in restricted money market accounts.

Accounts Receivable

The Company uses the allowance method in accounting for bad debts. As of December 31, 2005 and 2004, the Company had recorded allowances for doubtful accounts of $672,278 and $2,465,742, respectively. The Company believes all remaining other receivables are collectible.

Deferred Subscriber Acquisition Costs

According to the terms of prevailing contracts, the Company established commercial relations with a series of telemarketing agencies that provided the Company with marketing and customer targeting services. Commissions ranging from 5% to 8% are incurred for these services based on consumption generated by customers obtained by these various agencies. These amounts represent commissions due in the future. Deferred subscriber acquisition costs represent advances made to these agencies net of commissions incurred. See Note 5.

Property and Equipment

The Company provides for depreciation and amortization of these assets using both straight-line and accelerated methods based on estimated useful lives of, generally, three to ten years.

Amortization of Acquired Subscriber Lists

Acquired subscriber lists consist of telephone clients acquired from third parties. The subscriber lists are amortized over the estimated useful life of three years using the straight-line method. For the years ended December 31, 2005 and 2004, the Company recorded amortization expense of $452,614 and $439,700, respectively. The remaining balance of the acquired subscriber lists will be amortized over the next three years with $452,911 amortized in 2006, $25,754 in 2007 and $6,556 in 2008.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004
(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share of Common Stock

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). Basic and diluted earnings per share of common stock is based on the weighted average number of shares of common stock outstanding, giving effect to the reverse acquisition and the reverse stock split as discussed above. The shares available for the convertible note payable were not included in calculating diluted earnings per share because the effect was anti-dilutive.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled $517,001 for the year ended December 31, 2005 and $458,039 for the year ended December 31, 2004.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

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

DECEMBER 31, 2005 AND 2004
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

Concentrations

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

As of December 31, 2005, the cash and cash equivalents of the Company in the amount of $601,282 are on deposit in Spain and are not insured by any regulatory authority in Spain. Should the related banks cease doing business, these amounts are subject to loss.

During the year ended December 31, 2004, the Company purchased several portfolios of telephone clients from unrelated entities. The combined final purchase price was $1,347,593.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for the Company’s fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date.

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143. FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Company adopted the provisions of FIN 47 effective December 31, 2005. The adoption of FIN 47 had no impact on the Company’s financial position or results of operations.

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

DECEMBER 31, 2005 AND 2004
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

NOTE 2- SHAREHOLDERS’ (DEFICIENCY) EQUITY

The authorized capital stock of the Company consists of 60,000,000 shares of $.001 par value voting common stock. Each share of common stock is entitled to one vote. The holders of the capital stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the capital stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Directors do not declare such dividends. Through December 31, 2005, no dividends have been declared or paid by the Company.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004
(Continued)

NOTE 3- PROPERTY AND EQUIPMENT

	December 31,
	2005	2004
Cost:
Construction	$45,870	$45,448
Technical installations and machinery	325,657	323,398
Other installations, tools and furniture	100,748	89,080
Data processing equipment	523,317	461,885
Software	221,962	221,962
Other assets	1,077,498	945,927
Total cost	$2,295,052	$2,087,700

Accumulated depreciation:
Construction	42,490	40,731
Technical installations and machinery	208,730	154,004
Other installations, tools and furniture	47,498	34,666
Data processing equipment	455,147	407,422
Software	221,819	164,328
Other assets	586,575	364,253
Total accumulated depreciation	$1,562,259	$1,165,404
Net book value	$732,793	$922,296

Depreciation and amortization amount to $396,054 and $372,895 for the years ended December 31, 2005 and 2004, respectively.

NOTE 4- ADVANCES FROM BANK

The Company’s bank advances funds based on the amount that the Company bills to its customers each month. These customers then pay the bank directly. In the event these customers do not pay the bank, the amount receivable from these customers is charged back against the restricted cash equivalent held by the bank (see Note 1). The Company is charged a fee by their bank for this service. As of December 31, 2005 and 2004, no monies were owed to the bank.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004
(Continued)

NOTE 5- RELATED PARTY TRANSACTIONS

Balances with related parties at December 31, consisted of the following:

	Due from Related Parties		Due to Related Parties
	2005	2004	2005	2004
Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	$—	$—	$292,229	$292,229
Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	—	—	425,592	410,249
Advances from/to related parties	34,555	117,777	487	139,943
Due to related companies for telemarketing and other services	—	—	1,588,526	1,590,557
Total	$34,555	$117,777	$2,306,834	$2,432,978

Spantel S.A. relies on a related entity, ABC Telemarketing S.L. (“ABC”), a Spanish company, for telemarketing and other services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel S.A. and charges Spantel S.A. for the services provided. Spantel S.A. incurred $2,108,935 and $2,094,746 during the years ended December 31, 2005 and 2004, respectively, related to these services from ABC. Due to related parties includes $1,588,526 and $1,590,557 that is due to ABC as of December 31, 2005 and 2004, respectively.

Due from related parties totaling $34,555 and $87,949 as of December 31, 2005 and 2004, respectively, represent amounts due from Spansurf, which is 100% owned by ABC. Since inception, the Company has charged off $962,515 to operations for amounts advanced to Spansurf. In addition, the Company also utilizes Spansurf for certain technical support. Professional fees incurred amounted to $51,993 and $43,129 for the years ended December 31, 2005 and 2004, respectively. Due from related parties also includes $29,828 as of December 31, 2004, due from entities owned by certain shareholders and directors of the Company.

As of December 31, 2005 and 2004, $487 and $139,943, respectively, was due to entities owned by certain shareholders and directors of the Company.

Approximately 75% of deferred subscriber acquisition costs at December 31, 2005 and 2004 are paid to related parties.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004
(Continued)

NOTE 6- INCOME TAXES

At December 31, 2005, the Company had an unused U.S. federal net operating loss carryforward of approximately $574,612 for income tax purposes, which expires in various years through 2025. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. In addition, at December 31, 2005, the Company had an unused Spanish net operating loss carryforwards of $7,549,206, of which $378,018 expires in 2015, $4,047,160 expires in 2016, $2,297,904 expires in 2017, and the remainder in 2018. These net operating loss carryforwards may result in future income tax benefits of $4,138,349; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, are as follows:

	2005	2004
Deferred tax liabilities	$—	$—

Deferred tax assets:
U.S. net operating loss carryforwards	$201,114	$201,114
Spanish net operating loss carryforwards	3,937,235	3,506,376
Temporary differences	—	—
Total deferred assets	4,138,349	3,707,490
Valuation allowance for deferred tax assets	(4,138,349)	(3,707,490)
	$—	$—

The valuation allowance for deferred tax assets increased by $430,859 for the year ending December 31, 2005, primarily as a result of the increase in the net operating loss in Spain.

Reconciliation between the US statutory rate and the effective rate is as follows:

	2005	2004
Expected statutory tax rates	35.00%	35.00%
Expected state tax rate, net	3.60	3.60
Expected combined statutory tax rates	38.60%	38.60%
Utilization of net operating loss carryforward	-38.60%	-38.60%
Valuation allowance for deferred tax assets	—	—
	0.00%	0.00%

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004
(Continued)

NOTE 7- LONG-TERM LIABILITIES

As of December 31, 2005, the long-term borrowings consisted of the follow:

	2005	2004
Convertible note, convertible at $.50 per share of common stock, unsecured, bearing interest at 8 percent and due September 30, 2007	$200,000	$200,000
Debt arrangement, unsecured, bearing interest at 8%, due on demand	—	272,080
Debt arrangement, unsecured, imputed interest rate at 6%, due in installments until September 2005	—	871,395
Capital lease covering an automobile for four years expiring November 23, 2008	58,986	91,343
Capital lease covering equipment for three years expiring November 30, 2008	220,753	295,794
Long-term debt arrangement, unsecured, imputed interest rate at 2.91%, due October 15, 2005	—	894,958
	479,739	2,625,570

Less: Current portion of long-term debt	(189,813)	(2,216,082)
Total long-term debt	$289,926	$409,488

In September 2002, the Company issued a convertible note payable to an unrelated company, in payment of advances in the amount of $200,000 owed to a related entity. The $200,000 note payable bears interest at 8%, is due September 30, 2007 and is convertible into shares of common stock at the market rate at the time of conversion, but no less than $0.50 per share.

The Company successfully renegotiated the terms of its trade payable with a vendor on April 28, 2003. As an inducement to encourage the Company to purchase from the vendor in the future, the vendor agreed to a long-term debt arrangement extending the maturity until October 15, 2005. In conjunction with two installment payments of €396,228 and €413,166 on July 1, 2003 and October 1, 2003, respectively, the Company will pay 30 equal payments of €66,666 starting May 15, 2003. The Company computed an imputed interest rate of 2.91%, 50 basis points over EURIBOR, to determine the discounted cash flows of the debt arrangement at April 28, 2003. The difference between the carrying value of the trade payable and the discounted cash flows of $89,193 was recorded as an extraordinary item on a debt restructuring, during the year ended December 31, 2003.

The amount of equipment and automobile under capital leases at December 31, 2005 and 2004 was $528,787 and $438,285, respectively. These properties had related accumulated depreciation of $118,554 for a net book value of $410,233 at December 31, 2005 and accumulated depreciation of $48,654 for a net book value of $389,631 at December 31, 2004.

The maturity of long-term liabilities are as follows at December 31, 2005:
Fiscal Year	Amount
2006	$189,813
2007	259,253
2008	30,573
Total long-term liabilities	$479,639

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004
(Continued)

NOTE 8- COMMITMENTS AND CONTINGENCIES

Leases

On October 1, 2002, the president entered into an employment agreement with the Company to serve as president for a five-year term. In consideration for his services, the president receives an annual base salary of €180,000 (approximately $214,000) and two percent of the adjusted net profits.

The Company has operating leases for office space and equipment from unrelated third parties under non-cancelable operating leases. As of December 31, 2005, aggregate minimum future commitments under these leases are as follows:

Fiscal Year	Amount
2006	$30,409
2007	20,603
2008	15,907

Total minimum lease payments	$66,919

The annual rents under these leases totaled $199,094 and $197,892 for the years ended December 31, 2005 and 2004, respectively.

Litigation

The Company is involved in various litigation and disputes arising in the normal course of business, some of which are in the preliminary or early stages. Management, after review and discussion with counsel, believes that the Company has meritorious defenses and intends to vigorously defend itself in these various maters, but it is not feasible to predict or determine the final outcomes at the present time.

NOTE 9 - NOTES RECEIVABLE

In connection with one of the telephone client purchases discussed above, the Company loaned one of the third party entities $225,000, bearing interest at the Euribor rate of 2.4% due in payments of approximately $6,400 per month through January 2007 and $187,500, bearing interest at the Euribor rate of 2.4% and due in payments of approximately $5,300 per month through March 2007. As of December 31, notes receivable are as follows:

	2005	2004
Note receivable bearing interest of 2.4% due in monthly installments until January 2007	$83,389	$171,912
Note receivable bearing interest of 2.4% due in monthly installments until March 2007	80,208	165,520
Total notes receivable	163,597	337,432

Less: current portion of notes receivable	(132,145)	(148,776)
Long-term portion of notes receivable	$31,452	$188,656

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004
(Continued)

NOTE 10 - VARIABLE INTEREST ENTITIES

The Company is the primary beneficiary of two variable interest entities Melillatel and Concord. Melillatel was established to primarily sell prepaid phone cards provided by the Company. Mellillatel is managed by the Company, but maintains independent shareholders and directors. Concord has an agreement to exclusively buy switchboards from the Company. Concord sells and installs these switchboards to third parties. The Company does not have any assets held as collateral for the variable interest entities’ obligations, nor do the general creditors of the variable interest entities have any recourse against the Company.

The accompanying 2004 financial statements have been restated to reflect the adoption of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.  The effect of the adjustments on the previously reported financial condition as of December 31, 2004 and the results of operations for the year then ended are as follows:

	As Reported	Adjustments	As Restated
ASSETS
Cash and cash equivalents	$849,068	$46,104	$895,172
Receivables:
Trade, net of allowances for doubtful accounts	3,938,307	161,437	4,099,744
Other	553,745	(359,562)	194,183
Property and equipment, net	911,187	11,109	922,296
Deposits	236,926	2,426	239,352
Other assets	3,022,850	—	3,022,850
Total assets	$9,512,083	$(138,486)	$9,373,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	4,128,481	50,041	4,178,522
Other liabilities	5,058,548	—	5,058,548
Total liabilities	9,187,029	50,041	9,237,070

Accumulated other comprehensive loss	(264,441)	(17,275)	(281,716)
Other shareholders' equity	589,495	(171,252)	418,243
Total shareholders' equity	325,054	(188,527)	136,527
Total liabilities and shareholders' equity	$9,512,083	$(138,486)	$9,373,597

STATEMENT OF OPERATIONS
Sales	$19,932,189	$178,779	$20,110,968

Communications	11,827,248	67,710	11,894,958
Marketing and selling	2,408,622	187,837	2,596,459
Consulting	299,166	4,276	303,442
Professional fees	465,790	30,105	495,895
General and administrative	1,636,437	54,704	1,691,141
Deprecation and amortization	811,792	803	812,595
Interest expense	270,569	4,596	275,165
Related party expenses	2,137,876	—	2,137,876
Net Income (Loss)	$74,689	$(171,252)	$(96,563)