Form 10QSB
period 2006-03-31
SPANTEL COMMUNICATIONS INC
filed 2006-05-23
CIK 932818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 1O-QSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

AS OF MARCH 31, 2006, THERE ARE 30,211,740 SHARES OF COMMON STOCK OUTSTANDING. THE ISSUER HAS NO OTHER CLASSES OF STOCK OUTSTANDING.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS

                 MARCH 31, 2006 QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS
                                -----------------


                                                                                                            PAGE
                                                                                                            ----
PART I       FINANCIAL INFORMATION                                                                           2

ITEM 1.      FINANCIAL STATEMENTS                                                                            2

             Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005              3
             (Audited)

             Consolidated Statements of Operations for the Three months Ended March 31, 2006 and 2005        4
             (Unaudited)

             Consolidated Statements of Comprehensive Income (Loss) for the Three months Ended               5
             March 31, 2006 and 2005 (Unaudited)

             Consolidated Statements of Cash Flows for the Three months Ended March 31, 2006 and 2005        6
             (Unaudited)

             Notes to Consolidated Financial Statements                                                   7-13

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                      14

ITEM 3.      CONTROLS AND PROCEDURES                                                                        15


PART II      OTHER INFORMATION                                                                              16

ITEM 1.      LEGAL PROCEEDINGS                                                                              16

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS                                                      16

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                                                16

ITEM 4.      SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                                             16

ITEM 5.      OTHER INFORMATION                                                                              16

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                               16

SIGNATURES                                                                                               17-20
 Section 302 Certification of Chief Executive Officer
 Section 302 Certification of Chief Financial Officer
 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                   MARCH 31, 2006   DECEMBER 31, 2005
                                                                   --------------   -----------------
                                                                     (Unaudited)        (Audited)

                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents (Notes 1 and 3)                         $   196,428       $   601,282
  Receivables:
    Trade, net of allowances for doubtful accounts (Note 1)           3,182,625         3,292,599
    Related party  (Note 4)                                              15,534            34,555
    Other                                                               148,723           125,310
  Deferred subscriber acquisition costs (Note 1)                        361,306           352,142
  Current portion of notes receivable (Note 7)                          123,830           132,145
  Other current assets                                                  359,312           271,054
                                                                    -----------       -----------
        TOTAL CURRENT ASSETS                                          4,387,758         4,809,087
                                                                    -----------       -----------

OTHER ASSETS:
  Property and equipment, net                                           810,154           732,793
  Deferred subscriber acquisition costs (Note 1)                        632,286           704,284
  Acquired subscriber lists, net of accumulated
    amortization of $1,002,979 and $892,301, respectively               374,543           485,221
  Long-term portion of notes receivable (Note 7)                         10,433            31,452
  Restricted cash                                                        78,676            76,681
  Deposits                                                              262,575           241,643
                                                                    -----------       -----------
       TOTAL OTHER ASSETS                                             2,168,667         2,272,074
                                                                    -----------       -----------

TOTAL ASSETS                                                        $ 6,556,425       $ 7,081,161
                                                                    ===========       ===========

        LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $ 5,063,713       $ 5,239,069
  Due to related parties (Note 4)                                     2,311,012         2,306,834
 Current portion of long-term liabilities (Note 5)                      160,425           189,813
                                                                    -----------       -----------

        TOTAL CURRENT LIABILITIES                                     7,535,150         7,735,716
                                                                    -----------       -----------

LONG-TERM LIABILITIES (NOTE 5)                                          275,045           289,926
                                                                    -----------       -----------

CONTINGENCIES (NOTE 6)

SHAREHOLDERS' DEFICIENCY (Note 2):
  Common stock, $.001 par value, 60,000,000 shares authorized,
     30,211,740 shares issued and outstanding                            30,212            30,212
  Additional paid-in capital                                          5,390,588         5,390,588
  Accumulated other comprehensive income (loss)                        (236,713)         (236,977)
  Deficit                                                            (6,437,857)       (6,128,304)
                                                                    -----------       -----------
        TOTAL SHAREHOLDERS' DEFICIENCY                               (1,253,770)         (944,481)
                                                                    -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                      $ 6,556,425       $ 7,081,161
                                                                    ===========       ===========

The accompanying notes are an integral part of these financial statements.     3

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                          FOR THE THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            2006               2005
                                                       ------------       ------------
                                                        (Unaudited)        (Unaudited)
                                                                            (Restated)
SALES                                                  $  4,016,859       $  5,045,379
                                                       ------------       ------------

EXPENSES:
  Communications                                          2,612,103          3,121,773
  Marketing and selling                                     643,676            528,048
  Marketing and selling - related parties                   207,595            460,993
  Consulting                                                107,228            100,551
  Consulting - related parties                                4,197              1,521
  Professional fees                                          88,846            105,584
  Professional fees - related parties                        12,634             13,739
  General and administrative                                357,128            365,426
  General and administrative - related parties               67,883             72,347
  Depreciation and amortization                             208,499            216,172
                                                       ------------       ------------

     TOTAL OPERATING EXPENSES                             4,309,789          4,986,154
                                                       ------------       ------------

          INCOME (LOSS) FROM OPERATIONS                    (292,930)            59,225

OTHER EXPENSE:
  Interest income                                               874              1,812
  Interest expense                                          (17,497)           (38,947)
                                                       ------------       ------------

NET INCOME (LOSS)                                      $   (309,553)      $     22,090
                                                       ============       ============

BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE:
    Net income (loss)                                  $      (0.01)      $       0.00
                                                       ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING                      30,211,740         30,211,740
                                                       ============       ============

The accompanying notes are an integral part of these financial statements.     4

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
             ------------------------------------------------------

                                        FOR THE THREE MONTHS ENDED
                                                 MARCH 31,
                                           2006            2005
                                       -----------      -----------
                                       (Unaudited)      (Unaudited)
                                                        (Restated)

NET INCOME (LOSS)                       $(309,553)      $  22,090

OTHER COMPREHENSIVE INCOME (LOSS):
  Exchange gains (losses)                     264          (1,643)
                                        ---------       ---------

COMPREHENSIVE INCOME (LOSS)             $(309,289)      $  20,447
                                        =========       =========






The accompanying notes are an integral part of these financial statements.     5

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                          FOR THE THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             2006             2005
                                                                        ------------      -----------
                                                                         (Unaudited)      (Unaudited)
                                                                                           (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $  (309,553)      $    22,090
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                          208,499           216,172
     Decrease in accounts receivable, net                                   109,974             2,733
     Increase in other receivables                                          (23,413)         (133,906)
     Decrease in deferred subscriber acquisition costs                       62,834           170,608
     (Increase) decrease in other current assets and deposits              (109,190)           42,896
     Decrease (increase) in receivable from related parties                  19,021            (7,811)
     (Increase) decrease in due to related parties                            4,178           154,657
     (Decrease) increase in accounts payable and accrued expenses          (175,356)          871,525
                                                                        -----------       -----------

               NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES         (213,006)        1,338,964
                                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                  (175,182)         (142,662)
  Payments of notes receivable, net                                          29,334            23,776
  Restricted cash, net activity                                              (1,995)           19,224
  Purchase of acquired subscriber lists                                          --          (109,111)
                                                                        -----------       -----------

               NET CASH USED IN INVESTING ACTIVITIES                       (147,843)         (208,773)
                                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                                (44,269)       (1,484,364)
                                                                        -----------       -----------

               NET CASH USED IN FINANCING ACTIVITIES                        (44,269)       (1,484,364)
                                                                        -----------       -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         264             2,897
                                                                        -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (404,854)         (351,276)

CASH AND CASH EQUIVALENTS, beginning of period                              601,282           952,558
                                                                        -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                $   196,428       $   601,282
                                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                         $    13,497       $    27,495
                                                                        ===========       ===========

  Taxes paid                                                            $        --       $        --
                                                                        ===========       ===========

The accompanying notes are an integral part of these financial statements.     6

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


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

BASIS OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements include the accounts of Spantel since the date of the reverse acquisition and the historical accounts of its wholly owned subsidiaries, BVI and Spantel S.A. and the consolidation of two variable interest entities (see Note 10) (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2006, and the related statements of operations, comprehensive income, and cash flows for the periods presented. The December 31, 2005 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's fiscal 2005 audited consolidated financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Commission on April 17, 2006.

RESTATEMENT OF 2005 FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's March 31, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of variable interest entities under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, the Company determined it is the primary beneficiary of two variable interest entities (see Note 8). Accordingly, the Company's 2005 consolidated financial statements have been restated, resulting in a decrease in net income of $2,480 ($.0 per share). In addition, shareholders' equity decreased by $180,175 as of March 31, 2005.

CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

RESTRICTED CASH

Restricted cash is held by the Company's bank in connection with a bank advance arrangement (see Note 4). At March 31, 2006 and December 31, 2005, $78,676 and $76,681, respectively, are in restricted money market accounts.

ACCOUNTS RECEIVABLE

The Company uses the allowance method in accounting for bad debts. At March 31, 2006 and December 31, 2005, the Company had recorded allowances for doubtful accounts of $665,511 and $672,278, respectively. The Company believes all remaining other receivables are collectible.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   (CONTINUED)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(continued)

DEFERRED SUBSCRIBER ACQUISITION COSTS

According to the terms of prevailing contracts, the Company established commercial relations with a series of telemarketing agencies that provided the Company with marketing and customer targeting services. Commissions ranging from 5% to 8% are incurred for these services based on consumption generated by customers obtained by these various agencies. These amounts represent commissions due in the future. Deferred subscriber acquisition costs represent advances made to these agencies net of commissions incurred. See Note 4.

PROPERTY AND EQUIPMENT

The Company provides for depreciation and amortization of these assets using both straight-line and accelerated methods based on estimated useful lives of, generally, three to ten years.

AMORTIZATION OF ACQUIRED SUBSCRIBER LISTS

Acquired subscriber lists consist of telephone clients acquired from third parties. The subscriber lists are amortized over the estimated useful life of three years using the straight-line method. For the three months ended March 31, 2006 and 2005, the Company recorded amortization expense of $110,677 and $119,167, respectively. The remaining balance of the acquired subscriber lists will be amortized over the next three years with $275,957 amortized in 2006, $89,872 in 2007 and $8,714 in 2008.

EARNINGS PER SHARE OF COMMON STOCK

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic and diluted earnings per share of common stock is based on the weighted average number of shares of common stock outstanding, giving effect to the reverse acquisition and the reverse stock split as discussed above. The shares available for the convertible note payable were not included in calculating diluted earnings per share because the effect was anti-dilutive.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and totaled $195,448 for the three months ended March 31, 2006 and $125,666 for the three months ended March 31, 2005.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   (CONTINUED)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(continued)

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

As of March 31, 2006, the cash and cash equivalents of the Company in the amount of $196,428 are on deposit in Spain and are not insured by any regulatory authority in Spain. Should the related banks cease doing business, these amounts are subject to loss.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for the Company's fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date.

In March 2005, the FASB issued FASB Interpretation ("FIN") 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143. FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Company adopted the provisions of FIN 47 effective December 31, 2005. The adoption of FIN 47 had no impact on the Company's financial position or results of operations.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   (CONTINUED)

NOTE 2- SHAREHOLDERS' DEFICIENCY

The authorized capital stock of the Company consists of 60,000,000 shares of $.001 par value voting common stock. Each share of common stock is entitled to one vote. The holders of the capital stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the capital stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Directors do not declare such dividends. Through March 31, 2006, no dividends have been declared or paid by the Company.


NOTE 3- ADVANCES FROM BANK

The Company's bank advances funds based on the amount that the Company bills to its customers each month. These customers then pay the bank directly. In the event these customers do not pay the bank, the amount receivable from these customers is charged back against the restricted cash equivalent held by the bank (see Note 1). The Company is charged a fee by their bank for this service. As of March 31, 2006 and December 31, 2005, no monies were owed to the bank.

NOTE 4- RELATED PARTY TRANSACTIONS

Balances with related parties at March 31, 2006 and December 31, 2005, consisted of the following:

                                                                  Due from Related Parties             Due to Related Parties
                                                                  ------------------------             ----------------------
                                                                 2006                                 2006
                                                             (Unaudited)              2005        (Unaudited)            2005
                                                                 ----                 ----            ----               ----
Non-interest bearing note payable, due upon payment by
payee to a creditor of the Company in the same amount,
with earlier maturity upon certain events stipulated in
the note agreement                                            $        --         $        --     $   292,229       $   292,229

Non-interest bearing note payable, due upon payment by
payee to a creditor of the Company in the same amount,
with earlier maturity upon certain events stipulated in
the note agreement                                                     --                  --         423,470           425,592

Advances from/to related parties                                   15,534              34,555              --               487

Due to related companies for telemarketing and other
services                                                               --                  --       1,595,313         1,588,526
                                                              -----------         -----------     -----------       -----------
Total                                                         $    15,534         $    34,555     $ 2,311,012       $ 2,306,834
                                                              ===========         ===========     ===========       ===========

Spantel S.A. relies on a related entity, ABC Telemarketing S.L. ("ABC"), a Spanish company, for telemarketing and other services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel S.A. and charges Spantel S.A. for the services provided. Spantel S.A. incurred $279,675 and $534,861 during the three months ended March 31, 2006 and 2005, respectively, related to these services from ABC. Due to related parties includes $1,595,313 and $1,588,526 that is due to ABC as of March 31, 2006 and December 31, 2005, respectively. As of April 1, 2006, ABC is no longer providing telemarketing services to the Company.

Due from related party includes $10,241 and $34,555 as of March 31, 2006 and December 31, 2005, respectively. This represents amounts due from Spansurf, which is 100% owned by ABC. Since inception, the Company has charged off $1,072,435 to operations for amounts advanced to Spansurf. In addition, the Company also utilizes Spansurf for certain technical support. Professional fees incurred amounted to $12,634 and $13,739 for the three months ended March 31, 2006 and 2005, respectively. Due from related parties also includes $5,293 and $0 as of March 31, 2006 and December 31, 2005, due from entities owned by certain shareholders and directors of the Company.

As of March 31, 2006 and December 31, 2005, $0 and $487, respectively, was due to an entity owned by certain shareholders and directors of the Company. Approximately 75% of deferred subscriber acquisition costs at March 31, 2006 and December 31, 2005 are paid to related parties.

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   (CONTINUED)

NOTE 5- LONG-TERM LIABILITIES

As of March 31, 2006 and December 31, 2005, the long-term borrowings consisted of the follow:

                                                                               MARCH 31, 2006
                                                                                 (Unaudited)    DECEMBER 31, 2005
                                                                               --------------   -----------------
Convertible note, convertible at $.50 per share of common stock, unsecured,
bearing interest at 8 percent and due September 30, 2007                          $ 200,000     $ 200,000

Capital lease covering an automobile for four years expiring November 23, 2008       55,334        58,986

Capital lease covering equipment for three years expiring November 30, 2008         180,136       220,753
                                                                                  ---------     ---------

                                                                                    435,470       479,739

Less: Current portion of long-term debt                                            (160,425)     (189,813)
                                                                                  ---------     ---------

     Total long-term debt                                                         $ 275,045     $ 289,926
                                                                                  =========     =========

In September 2002, the Company issued a convertible note payable to an unrelated company, in payment of advances in the amount of $200,000 owed to a related entity. The $200,000 note payable bears interest at 8%, is due September 30, 2007 and is convertible into shares of common stock at the market rate at the time of conversion, but no less than $0.50 per share.

The Company successfully renegotiated the terms of its trade payable with a vendor on April 28, 2003. As an inducement to encourage the Company to purchase from the vendor in the future, the vendor agreed to a long-term debt arrangement extending the maturity until October 15, 2005. In conjunction with two installment payments of (euro)396,228 and (euro)413,166 on July 1, 2003 and October 1, 2003, respectively, the Company will pay 30 equal payments of
(euro)66,666 starting May 15, 2003. The Company computed an imputed interest rate of 2.91%, 50 basis points over EURIBOR, to determine the discounted cash flows of the debt arrangement at April 28, 2003. The difference between the carrying value of the trade payable and the discounted cash flows of $89,193 was recorded as an extraordinary item on a debt restructuring, during the year ended December 31, 2003.

The amount of equipment and automobile under capital leases at March 31, 2006 and December 31, 2005 was $528,787. These properties had related accumulated depreciation of $138,774 for a net book value of $390,013 at March 31, 2006 and accumulated depreciation of $118,554 for a net book value of $410,233 at December 31, 2005.

The maturity of long-term liabilities are as follows at March 31, 2006:

                   FISCAL YEAR               AMOUNT
                   -----------              --------
                       2006                 $160,425
                       2007                  243,574
                       2008                   31,471
                                            --------

           Total long-term liabilities      $435,470
                                            ========

                          SPANTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                   (CONTINUED)

NOTE 6- CONTINGENCIES

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


NOTE 7 - NOTES RECEIVABLE

In connection with one of the telephone client purchases discussed above, the Company loaned one of the third party entities $225,000, bearing interest at the Euribor rate of 2.4% due in payments of approximately $6,400 per month through January 2007 and $187,500, bearing interest at the Euribor rate of 2.4% and due in payments of approximately $5,300 per month through March 2007. As of March 31, 2006 and December 31, 2005, notes receivable are as follows:

                                                         MARCH 31, 2006
                                                           (Unaudited)   DECEMBER 31, 2005
                                                         --------------  -----------------
Note receivable bearing interest of 2.4%                   $  67,199         $  83,389
  due in monthly installments until January 2007

Note receivable bearing interest of 2.4%                      67,064            80,208
  due in monthly installments until March 2007             ---------         ---------

          Total notes receivable                             134,263           163,597

          Less: current portion of notes receivable         (123,830)         (132,145)
                                                           ---------         ---------

          Long-term portion of notes receivable            $  10,433         $  31,452
                                                           =========         =========

NOTE 8 - VARIABLE INTEREST ENTITIES

The Company is the primary beneficiary of two variable interest entities Melillatel and Concord. Melillatel was established to primarily sell prepaid phone cards provided by the Company. Melillatel is managed by the Company, but maintains independent shareholders and directors. Concord has an agreement to exclusively buy switchboards from the Company. Concord sells and installs these switchboards to third parties. The Company does not have any assets held as collateral for the variable interest entities' obligations, nor do the general creditors of the variable interest entities have any recourse against the Company.

The accompanying 2005 financial statements have been restated to reflect the adoption of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. The effect of the adjustments on the previously reported quarterly results of operations for the period ended March 31, 2005 are as follows:


                                 As Reported     Adjustments       As Restated
                                 -----------     -----------       -----------
    STATEMENT OF OPERATIONS      (Unaudited)     (Unaudited)       (Unaudited)
    -----------------------
Sales                             $4,934,199      $  111,180       $5,045,379
                                  ----------      ----------       ----------

Communications                     3,091,465          30,308        3,121,773
Marketing and selling                483,705          44,343          528,048
Consulting                            99,843             708          100,551
Professional fees                    100,573           5,011          105,584
General and administrative           332,590          32,836          365,426
Deprecation and amortization         215,718             454          216,172
Interest income and expense           37,135              --           37,135
Related party expenses               548,600              --          548,600
                                  ----------      ----------       ----------
        Net Income                $   24,570      $   (2,480)      $   22,090
                                  ==========      ==========       ==========

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

RESULTS OF OPERATIONS

For information concerning our prior full fiscal year, we refer you to our financial statements provided in our Annual Report on Form 10-KSB filed for the year ending December 31, 2005. Spantel 2000 S.A., a telecommunications company based in Madrid, Spain is our operating subsidiary. Spantel 2000 S.A. is a provider of various telecommunications services and products within Spain; all of its operations were established after the deregulation of the telecommunications industry in Spain in 1998. The following comparable analysis of the Company's operations is based on United States Dollars. This is important because the Company's operations are located in Spain and the value of the Euro, as compared to the United States Dollar, has fluctuated from the prior year. Accordingly, if the following analysis were stated in Euros, the percentage changes would be different.


THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO
THREE MONTHS ENDED MARCH 31, 2005

REVENUES

Revenues for the three months ended March 31, 2006 decreased $1,028,520 or 20.39% to $4,016,859 from $5,045,379 for the three months ended March 31, 2005.
This decrease was due to a small reduction in the customer base, but primarily because prices were reduced to be more competitive.

COMMUNICATIONS EXPENSE

Communications expense for the three months ended March 31, 2006 decreased $509,670 or 16.33% to $2,612,103 from $3,121,773 for the three months ended
March 31, 2005. This decrease was due primarily to the reduction of the minutes sold. The gross margin (sales less communications expense) for the three months ended March 31, 2006 decreased $518,850 or 26.97% to $1,404,756 from $1,923,606 for the three months ended March 31, 2005. The decrease was primarily due to the reduction in rates charged to customers and lower margins on the telephone portfolios acquired in the previous year.

EXPENSES

Operating expenses for the three months ended March 31, 2006, decreased $166,695 or 8.94% to $1,697,686 from $1,864,381 for the three months ended March 31, 2005. Expenses consist primarily of marketing and selling, professional fees, general and administrative costs and depreciation and amortization. This decrease is a result of lower expenses related to personnel, commissions paid to agencies and mailing costs.

NET INCOME

For the three months ended March 31, 2006, there was a net loss of $309,553 versus net income of $22,090 for the three months ended March 31, 2005. This decrease of $331,643 or 1501.33% was primarily due to the decrease in gross margin as described above.

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

We are negotiating with new distributors to incorporate new customers, we are going to launch a new range of products to fill the demands of small businesses, we are expanding our mobile business as the mobile market in Spain will be expanded in 2006 to include resellers such as us, and we will expand our prepaid card business.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had a working capital deficiency of approximately $3,147,392 versus a working capital deficiency of $2,926,629 as of December 31, 2005. We believe that it will be necessary to improve this working capital position. This may be achieved by achieving profitable operations and by increasing revenues and related margins. If we are unsuccessful in improving our working capital position through operations, we may be required to seek additional capital through the capital markets or from third parties. Such capital may be unavailable or unavailable on terms unacceptable to the Company.

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

ITEM 1A. CHANGES IN RISK FACTORS.

NONE.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5. OTHER INFORMATION.

NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) INDEX TO EXHIBITS:


           EXHIBIT NO                        DESCRIPTION
           ----------   --------------------------------------------------------
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

SPANTEL COMMUNICATIONS, INC.
(Registrant)

By:       /s/ JOSE RAMON BASTERRA                             Date: May 23, 2006
          ---------------------------
          Jose Ramon Basterra
          President and Director


By:       /s/ CESAR MARTINEZ                                  Date: May 23, 2006
          ---------------------------
          Cesar Martinez
          Treasurer
          and Chief Financial Officer

--------------------------------------------------------------------------------