Form 10QSB
period 2006-06-30
SPANTEL COMMUNICATIONS INC
filed 2006-08-21
CIK 932818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 1O-QSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

AS OF AUGUST 1, 2006, THERE ARE 30,211,740 SHARES OF COMMON STOCK OUTSTANDING. THE ISSUER HAS NO OTHER CLASSES OF STOCK OUTSTANDING.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
FINANCIAL STATEMENTS

JUNE 30, 2006 QUARTERLY REPORT ON FORM 10-QSB

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2006
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents (Notes 1 and 3)	$935,545
Receivables:
Trade, net of allowances for doubtful accounts (Note 1)	3,728,016
Related party (Note 4)	16,654
Other	73,049
Deferred subscriber acquisition costs (Note 1)	379,485
Current portion of notes receivable (Note 7)	105,524
Other current assets	402,520
Total current assets	5,640,793

OTHER ASSETS:
Property and equipment, net	1,132,695
Deferred subscriber acquisition costs (Note 1)	569,227
Acquired subscriber lists, net of accumulated
amortization of $1,147,557	255,740
Restricted cash	82,635
Deposits	268,426
Total other assets	2,308,723
TOTAL ASSETS	$7,949,516

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,538,425
Due to related parties (Note 4)	2,355,993
Advances from banks	812,326
Current portion of long-term liabilities (Note 5)	129,611

Total current liabilities	8,836,355

LONG-TERM LIABILITIES (Note 5)	263,565

CONTINGENCIES (Note 6)

SHAREHOLDERS’ DEFICIENCY (Note 2):
Common stock, $.001 par value, 60,000,000 shares authorized,
30,211,740 shares issued and outstanding	30,212
Additional paid-in capital	5,390,588
Accumulated other comprehensive income	72,058
Deficit	(6,643,262)
Total shareholders’ deficiency	(1,150,404)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$7,949,516

The accompanying notes are an integral part of this financial statement.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
		(Restated)

SALES	$4,428,587	$4,656,885

EXPENSES:
Communications	2,970,952	2,873,736
Marketing and selling	861,399	634,511
Marketing and selling - related parties	-	351,846
Consulting	112,861	142,091
Consulting - related parties	1,477	7,405
Professional fees	99,427	100,423
Professional fees - related parties	13,341	13,084
General and administrative	344,177	283,728
General and administrative - related parties	2,050	88,781
Depreciation and amortization	218,481	215,294

Total operating expenses	4,624,165	4,710,899

Loss from operations	(195,578)	(54,014)

OTHER EXPENSE:
Interest expense	(9,826)	(23,698)

NET LOSS	$(205,404)	$(77,712)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	30,211,740	30,211,740

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended
	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
		(Restated)

SALES	$8,445,443	$9,702,264

EXPENSES:
Communications	5,583,055	5,995,509
Marketing and selling	1,505,075	1,162,559
Marketing and selling - related parties	207,595	812,839
Consulting	220,089	242,642
Consulting - related parties	5,674	8,926
Professional fees	188,273	206,006
Professional fees - related parties	25,975	26,823
General and administrative	701,305	649,154
General and administrative - related parties	69,933	161,127
Depreciation and amortization	426,980	431,467

Total operating expenses	8,933,954	9,697,052

(Loss) income from operations	(488,511)	5,212

OTHER EXPENSE:
Interest expense	(26,449)	(60,833)

NET LOSS	$(514,960)	$(55,621)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss	$(0.02)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	30,211,740	30,211,740

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended
	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
		(Restated)

NET LOSS	$(205,404)	$(77,712)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign Exchange gains (losses)	1,064	(157,918)
COMPREHENSIVE LOSS	$(204,340)	$(235,630)

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Six Months Ended
	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
		(Restated)

NET LOSS	$(514,960)	$(55,621)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign exchange gains (losses)	18,839	(273,440)
COMPREHENSIVE LOSS	$(496,121)	$(329,061)

The accompanying notes are an integral part of these financial statements.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(514,960)	$(55,621)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	426,980	431,467
(Increase) decrease in accounts receivable, net	(435,417)	390,806
Decrease (increase) in other receivables	52,261	(201,523)
Increase in deferred subscriber acquisition costs	107,714	286,839
(Increase) decrease in other current assets and deposits	(137,607)	18,998
Decrease (increase) in receivable from related parties	17,901	(14,032)
(Increase) decrease in due to related parties	49,159	(19,321)
Increase in accounts payable and accrued expenses	299,360	683,309

Net cash (used in) provided by operating activities	(134,609)	1,520,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(224,269)	(158,029)
Payments of notes receivable, net	58,073	77,834
Restricted cash, net activity	(5,954)	24,892
Purchase of acquired subscriber lists	—	(57,397)

Net cash used in investing activities	(172,150)	(112,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in advances from banks	812,326	—
Payments of long-term debt	(86,563)	(1,715,367)

Net cash provided by (used in) financing activities	725,763	(1,715,367)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(84,741)	(24,943)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	334,263	(332,088)

CASH AND CASH EQUIVALENTS, beginning of period	601,282	895,172

CASH AND CASH EQUIVALENTS, end of period	$935,545	$563,084

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$18,449	$43,599

Taxes paid	$—	$—

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

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2006, and the related statements of operations, comprehensive income (loss), and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s fiscal 2005 audited consolidated financial statements and the related notes thereto included in the Company’s Form 10-KSB filed with the Commission on April 17, 2006.

Restatement of 2005 Financial Statements

Subsequent to the issuance of the Company’s March 31, 2005 and June 30, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of variable interest entities under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, the Company determined it is the primary beneficiary of two variable interest entities (see Note 8). In addition, subsequent to June 30, 2005 it has been determined that the Company translated its fixed assets at the historical rate versus the current rate of exchange in accordance with FASB Interpretation No. 52, Foreign Currency Translation (See Note 8). Accordingly, the Company’s March and June 2005 consolidated financial statements have been restated, resulting in a decrease in net income of $2,480 ($.0 per share) and $35,362 ($.0 per share), respectively. In addition, shareholders’ equity increased by $137,213 as of June 30, 2005.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted Cash

Restricted cash is held by the Company’s bank in connection with a bank advance arrangement (see Note 3). At June 30, 2006, $82,635 is in restricted money market accounts.

Accounts Receivable

The Company uses the allowance method in accounting for bad debts. At June 30, 2006, the Company had recorded allowances for doubtful accounts of $729,673. The Company believes all remaining other receivables are collectible.

Deferred Subscriber Acquisition Costs

According to the terms of prevailing contracts, the Company established commercial relations with a series of telemarketing agencies that provided the Company with marketing and customer targeting services. Commissions ranging from 5% to 8% are incurred for these services based on consumption generated by customers obtained by these various agencies. These amounts represent commissions due in the future. Deferred subscriber acquisition costs represent advances made to these agencies net of commissions incurred (See Note 4).

Property and Equipment

The Company provides for depreciation and amortization of these assets using both straight-line and accelerated methods based on estimated useful lives of, generally, three to ten years.

Amortization of Acquired Subscriber Lists

Acquired subscriber lists consist of telephone clients acquired from third parties. The subscriber lists are amortized over the estimated useful life of three years using the straight-line method. For the six months ended June 30, 2006 and 2005, the Company recorded amortization expense of $227,554 and $234,332, respectively. The remaining balance of the acquired subscriber lists $255,740 (€201,164) will be amortized over the next three years as follows: 2006 $233,883 (€183,971); 2007 $19,632 (€15,443) and 2008 $2,225 (€1,750).

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

Foreign Currency

The functional currency of the Company’s foreign subsidiary is the Euro. The Company’s reporting currency is the United States dollar. Accordingly, assets and liabilities of the foreign subsidiary are translated into United States dollars at end-of-period exchange rates. Revenue and expenses are translated at average exchange rates in effect during the period. Realized foreign currency translation gains and losses are credited or charged to operations during the period. Unrealized gains or losses from foreign currency translation are included in other comprehensive income (loss).

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

Advertising Costs

Advertising costs are expensed as incurred and totaled $345,451 for the six months ended June 30, 2006 and $274,340 for the six months ended June 30, 2005.

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

Concentrations

The Company purchases all of its telephone services from six suppliers based on corresponding supply contracts signed by the parties. These contracts are renewable annually. The Company believes that the contracts subscribed with these telephone operators will be tacitly renewed on related expiration dates given that all terms of the contracts have been met and that, if they were not to renew their contracts, the Company would be able to continue rendering its services to its customers via alternative operators in the communications industry.

As of June 30, 2006, the cash and cash equivalents of the Company in the amount of $935,545 are on deposit in Spain and are not insured by any regulatory authority in Spain. Should the related banks cease doing business, these amounts are subject to loss.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 will become effective for the Company's calendar year starting January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is assessing the potential impact the adoption of this interpretation may have on its financial position or results of operations.

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

NOTE 2- SHAREHOLDERS’ DEFECIENCY

The authorized capital stock of the Company consists of 60,000,000 shares of $.001 par value voting common stock. Each share of common stock is entitled to one vote. The holders of the capital stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the capital stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Directors do not declare such dividends. Through June 30, 2006, no dividends have been declared or paid by the Company.

NOTE 3- ADVANCES FROM BANK

The Company’s bank advances funds based on the amount that the Company bills to its customers each month. These customers then pay the bank directly. In the event these customers do not pay the bank, the amount receivable from these customers is charged back against the restricted cash equivalent held by the bank (see Note 1). The Company is charged a fee by their bank for this service. As of June 30, 2006, the company owes $812,326 to the bank.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 4- RELATED PARTY TRANSACTIONS

Balances with related parties at June 30, 2006, consisted of the following:

	Due from (to) Related Parties
	(Unaudited)
Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	$—	$(292,229)
Non-interest bearing note payable, due upon payment by payee to a creditor of the Company in the same amount, with earlier maturity upon certain events stipulated in the note agreement	—	(441,413)
Advances from/to related parties	16,654	—
Due to related companies for telemarketing and other services	—	(1,622,351)
Total	$16,654	$(2,355,993)

Spantel S.A. relies on a related entity, ABC Telemarketing S.L. (“ABC”), a Spanish company, for telemarketing and other services to generate new customers as well as operating a customer service center for its base of customers. ABC is 50% owned by the chief executive officer of Spantel S.A. and charges Spantel S.A. for the services provided. Spantel S.A. incurred $279,675 and $534,861 during the six months ended June 30, 2006 and 2005, respectively, related to these services from ABC. Due to related parties includes $1,622,351 that is due to ABC as of June 30, 2006. As of April 1, 2006, ABC is no longer providing telemarketing services to the Company.

Included in due from related parties at June 30, 2006 is $12,494 due from Spansurf, which is 100% owned by ABC. Since inception, the Company has charged off $1,158,569 to operations for amounts advanced to Spansurf. In addition, the Company also utilizes Spansurf for certain technical support. Professional fees incurred amounted to $38,609 and $40,560 for the six months ended June 30, 2006 and 2005, respectively. Due from related parties at June 30, 2006 also includes $4,160 as due from entities owned by certain shareholders and directors of the Company.

Prior to April 1, 2006, approximately 75% of deferred subscriber acquisition costs at June 30, 2006 were paid to related parties.

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 5- LONG-TERM LIABILITIES

As of June 30, 2006, the unaudited long-term borrowings consisted of the follow:

Convertible note, convertible at $.50 per share of common stock, unsecured, bearing interest at 8 percent and due September 30, 2007	$200,000
Capital lease covering an automobile for four years expiring November 23, 2008	52,670
Capital lease covering equipment for three years expiring November 30, 2008	140,506
393,176
Less: Current portion of long-term debt	(129,611)
Total long-term debt	$263,565

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

The amount of equipment and automobile under capital leases at June 30, 2006 was $546,350. These properties had related accumulated depreciation of $160,363 for a net book value of $385,987 at June 30, 2006.

The maturity of long-term liabilities are as follows at June 30, 2006:

Fiscal Year	Amount
2006	$129,611
2007	230,511
2008	33,054
Total long-term liabilities	$393,176

SPANTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 6- CONTINGENCIES

The Company is involved in various litigations and disputes arising in the normal course of business, some of which are in the preliminary or early stages. Management, after review and discussion with counsel, believes that the Company has meritorious defenses and intends to vigorously defend itself in these various maters, but it is not feasible to predict or determine the final outcomes at the present time.

NOTE 7 - NOTES RECEIVABLE

Note receivable bearing interest of 2.4% due in monthly installments until January 2007	$45,795
Note receivable bearing interest of 2.4% due in monthly installments until March 2007	59,729
Total notes receivable	105,524
Less: current portion of notes receivable	(105,524)
Long-term portion of notes receivable	$—

In connection with one of the telephone client purchases discussed above, the Company loaned one of the third party entities $225,000, bearing interest at the Euribor rate of 2.4% due in payments of approximately $6,400 per month through January 2007 and $187,500, bearing interest at the Euribor rate of 2.4% and due in payments of approximately $5,300 per month through March 2007. As of June 30, 2006, the notes receivable are as follows:

NOTE 8 - VARIABLE INTEREST ENTITIES AND FOREIGN CURRENCY TRANSLATION

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

The accompanying 2005 financial statements have been restated to reflect the adoption of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities and the correct application of FASB Interpretation No. 52, Foreign Currency Translation.  The effect of the adjustments on the previously reported quarterly results of operations for the six months ended June 30, 2005, are as follows:

	As Reported	Adjustments	As Restated
STATEMENT OF OPERATIONS	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$9,516,809	$185,455	$9,702,264

Communications	5,956,275	39,234	5,995,509
Marketing and selling	1,260,610	(98,051)	1,162,559
Consulting	241,260	1,382	242,642
Professional fees	192,482	13,524	206,006
General and administrative	385,481	263,673	649,154
Deprecation and amortization	430,412	1,055	431,467
Interest income and expense	60,833	—	60,833
Related party expenses	1,009,715	—	1,009,715
Net Loss	$(20,259)	$(35,362)	$(55,621)

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

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO

THREE MONTHS ENDED JUNE 30, 2005

Revenues

Revenues for the three months ended June 30, 2006 decreased $228,298 or 4.90% to $4,428,587 from $4,656,885 for the three months ended June 30, 2005. This decrease was due to a small reduction in the customer base, but primarily because prices were reduced to be more competitive.

Communications Expense

Communications expense for the three months ended June 30, 2006 increased $97,216 or 3.38% to $2,970,952 from $2,873,736 for the three months ended June 30, 2005. This increase was due primarily to the increase in the minutes sold for prepaid telephone services which minutes are more costly. The gross margin (sales less communications expense) for the three months ended June 30, 2006 decreased $325,514 or 18.26% to $1,457,635 from $1,783,149 for the three months ended June 30, 2005. The decrease was primarily due to the reduction in rates charged to customers and lower margins on the telephone portfolios acquired in the previous year and lower margins for prepayment telephone services.

Expenses

Operating expenses for the three months ended June 30, 2006, decreased $183,950 or 10.01% to $1,653,213 from $1,837,163 for the three months ended June 30, 2005. Expenses consist primarily of marketing and selling, consulting and professional fees, general and administrative costs and depreciation and amortization. This decrease is a result of the following: lower expenses related to the reduction in personnel in December 2005; lower commission amounts paid to agencies due to the reduction of the sales by those agencies and the reduction of mailing costs due to the decline in the number of customers and the increased amount of invoices being sent via e-mail.

Net Income

For the three months ended June 30, 2006, net loss increased $127,692 or 164.31% to $205,404 from $77,712 for the three months ended June 30, 2005. This increase was primarily due to the decrease in sales and the reduction in gross margin as described above.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO
SIX MONTHS ENDED JUNE 30, 2005

Revenues

Revenues for the six months ended June 30, 2006 decreased $1,256,821 or 12.95% to $8,445.443 from $9,702,264 for the six months ended June 30, 2005. This decrease was due to a small reduction in the customer base in the post payment business, but mainly because the prices were reduced to be more competitive.

Communications Expense

Communications expense for the six months ended June 30, 2006 decreased $412,454 or 6.88% to $5,583,055 from $5,995,509 for the six months ended June 30, 2005. This decrease was due primarily to the decrease of the minutes sold in the 2nd quarter mainly in post payment services. The gross margin (sales less communications expense) for the six months ended June 30, 2006 decreased $844,367 or 22.78% to $2,862,388 from $3,706,755 for the six months ended June 30, 2005. The decrease was primarily due to the reduction in rates charged to customers, lower margins on the telephone portfolios acquired in the previous year and lower margins for prepayment telephone services.

Expenses

Operating expenses for the six months ended June 30, 2006, decreased $350,644 or 9.47% to $3,350,899 from $3,701,543 for the six months ended June 30, 2005. Expenses consist primarily of marketing and selling, professional fees, general and administrative costs and depreciation and amortization. This decrease is a result of the following: lower expenses related to the reduction in personnel in December 2005; lower commission amounts paid to agencies due to the reduction of the sales by those agencies and the reduction of mailing costs due to the decline in the number of customers and the increased amount of invoices being sent via e-mail.

Net Income

For the six months ended June 30, 2006, the net loss increased $459,339 or 825.84% to $514,960 from $55,621 for the six months ended June 30, 2005. This increase was due to the decrease in sales and the reduction in gross margin as described above.

PLAN OF OPERATIONS FOR THE COMPANY

We plan to internally grow our existing customer base through the further implementation of our marketing plan. This marketing plan features a combination of services to build revenues both with existing and new customers. This campaign is designed to enhance customer service and to both entice and hold customer loyalty. The Company has planned for the 3rd and 4th quarter an aggressive advertising campaign in magazines, radio ads and billboards in the Balearic and Canary Islands with the intention of obtaining customers located in those geographical areas. The Company will also launch other special and specific advertising to reach clients in hotels and medical centers. Additionally we are pursuing the acquisition of similarly situated telecommunications companies, or their clients, primarily in Spain. Such acquisitions of additional customers will improve both our revenues and the margins of the new and the existing traffic. These acquisitions will be financed through internal cash flow, if possible, or the raising of additional capital through equity or debt offerings.

We are negotiating with new distributors to incorporate new customers, we are going to launch a new range of products to fill the demands of small businesses, we are expanding our mobile business as the mobile market in Spain will be expanded in 2006 to include resellers such as us, and we will expand our prepaid card business. During 2006 we will be launching a new product, Voice Over IP, which should have a positive impact on sales.

In December 2005, the Company dismissed approximately 40 employees in addition to canceling all contracts with temporary personnel. We anticipate that this reduction in personnel will positively impact the income statement by reducing the operating expenses by approximately $75,000/month.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had a working capital deficiency of $3,195,562. We believe that it will be necessary to improve this working capital position. This may be accomplishd by increasing revenues and related margins and decreasing expenses. If we are unsuccessful in improving our working capital position through operations, we may be required to seek additional capital through the capital markets or from third parties. Such capital may be unavailable or unavailable on terms unacceptable to the Company.

Cash increased to $935,545 at June 30, 2006 from $601,282 at December 31, 2005.

Net cash flow activity for the period ended June 30, 2006 was as follows:

The net cash used for operating activities was $134,609 and the primary reason for the decrease was to fund the loss for the period. The net cash used in investing activities was $172,150 for which the primary reason was for the acquisition of property and equipment. The net cash provided by financing activities was $725,763 and the primary reason was for the increase in advances from bank (Note 3).

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

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5. OTHER INFORMATION.

(A)
Effective July 30, 2006, Mohamed A. Khashoggi resigned from our Board of Directors. In a letter dated July 30, 2006, Mr. Khashoggi indicated his desire to resign from the Board of Directors for personal reasons.

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

SPANTEL COMMUNICATIONS, INC.
(Registrant)

By:	/s/ JOSE RAMON BASTERRA	Date: August 21, 2006
Jose Ramon Basterra
President and Director

By:	/s/ CESAR MARTINEZ	Date: August 21, 2006
Cesar Martinez
Treasurer
and Chief Financial Officer